Form 10QSB
period 1998-09-30
PEOPLES BANKCORP INC
filed 1999-01-04
CIK 1070243

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998


 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

         For the transition period from ______ to ______

           Commission file number:  333-63625


                    PEOPLES BANKCORP, INC.
               -------------------------------
            (Exact Name of Small Business Issuer
                as Specified in its Charter)


        New York                       [Application Pending]
        ---------                      ---------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)         Identification No.)

        825 State Street, Ogdensburg, New York  13669
        ---------------------------------------------
           (Address of Principal Executive Offices)

                        (315) 393-4340
                        --------------
     Registrant's Telephone Number, Including Area Code

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The issuer has not been subject to such filing requirements for the past 90 days.

   As of December 24, 1998, the issuer had no shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

     On November 12, 1998, the Registrant's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus which formed a part thereof related to the offering of the Registrant's common stock in connection with the conversion from mutual to stock form (the "Conversion") of Ogdensburg Federal Savings and Loan Association (the "Association"). Upon consummation of the Conversion, the Association will become a wholly owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business to date and is not expected to engage in any business until the consummation of the Conversion. The Registrant will not have any material assets or liabilities prior to the consummation of the Conversion. The information presented in this Form 10-QSB therefore relates solely to the business conducted by the Association.


                       CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition as of
        September 30, 1998 (unaudited) and
        December 31, 1997 . . . . . . . . . . . . . . . . . . .3

     Statements of Income for the Three and Nine Months Ended
        September 30, 1998 and 1997 (unaudited). . . . . . . . 4

     Statements of Cash Flows for the Nine Months Ended
        September 30, 1998 and 1997 (unaudited). . . . . . . . 5

     Notes to Financial Statements . . . . . . . . . . . . . . 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .10

Item 2. Changes in Securities. . . . . . . . . . . . . . . . .10

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .10

Item 4. Submissions of Matters to a Vote of Security Holders .10

Item 5. Other Information. . . . . . . . . . . . . . . . . . .10

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .11

                  PART I  -  FINANCIAL INFORMATION

             OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION

                  Statements of Financial Condition

               September 30, 1998 and December 31, 1997
                           (In thousands)

                                                      September 30,      December 31,
                                                          1998               1997
                                                      -------------     -------------
                                                       (Unaudited)
              ASSETS
              ------
Cash and due from banks                                $    609          $    674
Interest-bearing deposits with other banks                  710               553
Securities available-for-sale, at fair value                  0               737
Securities held-to-maturity (fair value of
     $2,571(unaudited) in 1998 and $4,038
    in 1997)                                              2,542             4,031

Loans, net of deferred fees                              20,038            16,832

       Less allowance for loan losses                       170               164
                                                       --------          --------
            Net loans                                    19,868            16,668

Premises and equipment, net                                 422               434
Federal Home Loan Bank stock, at cost                       139               137
Accrued interest receivable                                 133               125
Real estate owned                                             0                40
Other assets                                                 99                 9
                                                       --------          --------
       Total assets                                    $ 24,522          $ 23,402
                                                       ========          ========

              LIABILITIES AND EQUITY

Liabilities:
    Deposits:
    Demand accounts                                    $    772          $    638
    Savings and club accounts                             3,265             2,733
    Time certificates                                    16,514            16,306
    NOW and money market accounts                         2,062             2,088
                                                       --------          --------
       Total deposits                                  $ 22,613          $ 21,765
                                                       --------          --------

Advance payments by borrowers for property
    taxes and insurance                                       3                 3
Other liabilities                                           225                57
                                                       --------          --------
       Total liabilities                               $ 22,841          $ 21,825

Commitments and contingencies

Equity:
    Retained earnings                                  $  1,681          $  1,576
    Accumulated other comprehensive income                    0                 1
                                                       --------          --------
       Total equity                                    $  1,681          $  1,577
                                                       --------          --------
       Total liabilities and equity                    $ 24,522          $ 23,402
                                                       ========          ========

See accompanying notes to financial statements.

            OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION


                        Statements of Income

For the Three and Nine Months Ended September 30, 1998 and 1997
                          (In thousands)

                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                     -------------------       ---------------------
                                     1998           1997        1998           1997
                                    -------        ------      ------         ------
Interest income:
    Loans                           $  400         $   356     $1,127         $1,001
    Securities                          41              57        168            189
    Other short-term investments        12              10         40             45
                                    ------         -------     ------         ------
          Total interest income        453             423      1,335          1,235
                                    ------         -------     ------         ------

Interest expense:
    Deposits                           269             258        791            735
    Borrowings                           0               0          0              0
                                    ------         -------     ------         ------
          Total interest expense       269             258        791            735
                                    ------         -------     ------         ------
          Net interest income          184             165        544            500


Provision for loan losses                5               1          8              1
                                    ------         -------     ------         ------
    Net interest income after
      provision for loan losses        179             164        536            499
                                    ------         -------     ------         ------
Non-interest income:
    Service charges                     13               1         27             12
    Net gain on sale of securities       0               0          1              0
    Other                                4              15         11             24
                                    ------         -------     ------         ------
Total non-interest income               17              16         39             36
                                    ------         -------     ------         ------
Non-interest expenses:
     Salaries and employee benefits     72              66        212            194
     Directors fees                     10               9         32             29
     Building, occupancy and equipment  15              15         42             47
     Data processing                    10               7         25             21
     Postage and supplies                7               5         19             13
     Deposit insurance premium           3               3         10              7
     Insurance                           2               5          7             12
     Other                              32              20         85             57
                                    ------         -------     ------         ------
     Total non-interest expenses       151             130        432            380
                                    ------         -------     ------         ------
     Income before income
      tax expense                       45              50        143            155
Income tax expense                      12              11         38             39
                                    ------         -------     ------         ------
          Net income                $   33         $    39     $  105         $  116
                                    ======         =======     ======         ======

See accompanying notes to financial statements.

             OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION
                       Statements of Cash Flows

             Nine Months Ended September 30, 1998 and 1997
                            (In thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                             1998          1997
                                                            ------        ------
Cash flows from operating activities:
   Net income                                               $   105      $   116
   Adjustment to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                            12           16
        (Increase)decrease in accrued interest
          receivable                                             (7)         (36)
        Provision for loan losses                                 8            1
        Net gains on sales of securities                         (1)           0
        Losses on sale - REO                                     10            0
        Net amortization (accretion of
            premium/discounts)                                  (74)        (202)
        Increase in other liabilities                           163           54
        Deferred income taxes                                     6            5
        (Increase) decrease in other assets                     (98)          10
                                                            -------      -------
               Net cash provided (used) by
                  operating activities                          124          (36)
                                                            -------      -------
Cash flows from investing activities:
   Net increase in loans                                     (3,208)        (998)
   Proceeds from sales of securities
     available-for-sale                                         712            0
   Proceeds from maturities and principal
     reductions of securities available-
     for-sale                                                    18           53
   Purchases of securities held-to-maturity                  (2,957)      (4,861)
   Proceeds from maturities and principal
      reductions of securities held-to-
      maturity                                                4,527        4,105
   Purchase of FHLB stock                                        (2)           0
   Proceeds from sale of REO                                     30            0
                                                            -------      -------
                 Net cash provided (used) by
                  investing activities                         (880)      (1,701)
                                                            -------      -------
Cash flows from investing activities:
   Increase in deposits                                         848        1,177
   Decrease in advance payments by borrowers
      for property taxes and insurance                            0           (3)
   Borrowing from FHLB                                            0            0
   Repayment to FHLB                                              0            0
                                                            -------      -------
                 Net cash provided by
                  financing activities                          848        1,174
                                                            -------      -------
Net increase (decrease) in cash and
   cash equivalents                                              92         (563)
Cash and cash equivalents at beginning of
   period                                                     1,227        1,571
                                                            -------      -------
Cash and cash equivalents at end of period                  $ 1,319      $ 1,008
                                                            =======      =======

See accompanying notes to financial statements.

             OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION

                              (In thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                             1998          1997
                                                            ------        ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing activities:
      Additions to real estate owned                        $    0        $    40

      Cash paid during the period for:
         Interest                                              791            998
         Income taxes                                           35              0
                                                            ======        =======

See accompanying notes to financial statements.

     OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION

                NOTES TO FINANCIAL STATEMENTS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 1 - PEOPLES BANKCORP, INC.

Peoples Bankcorp, Inc. (the "Company") was incorporated under the laws of the State of New York for the purpose of becoming the holding company of Ogdensburg Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association. On November 22, 1998, the Company commenced a subscription offering of its shares in connection with the Association's conversion. The Company's offering and the Association's conversion closed on December 14, 1998. A total of 134,390 shares were sold at $10.00 per share. Prior to consummation of the conversion, the Company had no assets or liabilities and as of September 30, 1998 and no shares had been issued.

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the Association's audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

As of September 30, 1998, neither the Company nor the Association had issued any shares of common stock. As such the statements of operations do not disclose earnings per share as would otherwise be required.

NOTE 4 - PLAN OF CONVERSION

On July 23, 1998, the Association's Board of Directors formally approved a plan ("Plan") to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association subject to approval by the Association's members and the Office of Thrift Supervision. The Plan called for the common stock of the Association to be purchased by the Company and the common stock of the Company to be offered to various parties in a subscription offering at a price based upon an independent appraisal of the Association. All requisite approvals were obtained and the conversion and the Company's offering were consummated effective December 28, 1998. Conversion costs at September 30, 1998 were deferred and were deducted from the gross offering proceeds upon consummation of the conversion.

Upon consummation of the conversion, the Association established a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used int he final conversion prospectus. The liquidation account will be maintained for the benefit of certain depositors of the Association who continue to maintain their deposit accounts in the Association after conversion. In the event of a complete liquidation of the Association, such depositors will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

     The Company has recently been formed and accordingly, has no results of operations. The following discussion relates only to the Association's financial condition and results of operations.

     The Association's results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest it earns on its interest-earning assets and the rates it pays on interest-bearing liabilities (interest rate spread), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Association's results of operations are also affected by non-interest expense, including primarily compensation and employee benefits, federal deposit insurance premiums and office occupancy costs. The Association's results of operations also are affected significantly by general and economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond its control.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997

     The Association's total assets at September 30, 1998 were $24.5 million, an increase of 4.7% from December 31, 1997's level of $23.4 million. The increase in assets for the period was due to increased lending activity. Net loans receivable increased by $3.2 million or 13.67% during the nine months ended September 30, 1998. Total liabilities increased by $1 million, or 4.6%, from $21.8 million at December 31, 1997 to $22.8 million at September 30, 1998. At September 30, 1998, total deposits amounted to $22.6 million, an increase of $800,000, or 3.7%, from December 31, 1998's level of $21.8 million. The deposit growth consisted primarily of savings and club accounts and time certificates.

     Total equity increased by $104,000, or 6.6%, due to net income from the period. At September 30, 1998, the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $1.7 million (6.86% of adjusted total assets) and total risk-based capital of $1.8 million (12.4% of risk-weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

     The Association earned net income of $105,000 for the nine months ended September 30, 1998 as compared to $116,000 for the nine month period ended September 30, 1997. Net income for the three months ended September 30, 1998 amounted to $33,000 as compared to $39,000 for the three months ended September 30, 1997. The $11,000 reduction in net income for the first nine months of fiscal year 1998 was due primarily to the $52,000 increase in non-interest expenses during the most recent period, partially offset by the $44,000 increase in net interest income. The $6,000 reduction in net income for the three months ended September 30, 1997 was due to the same factors. The primary components of the increase in non-interest expense were increases in compensation and related expenses, deposit insurance and postage, supplies and other miscellaneous expenses. In addition, during the quarter ended September 30, 1998, the Association sold a piece of real estate owned which resulted in a loss of $10,000.

     Net interest income during the three and nine months ended September 30, 1998 increased by $19,000 and $44,000, respectively as compared to the same periods in 1997. During the nine months ended September 30, 1998, net loans averaged $17.9 million for the period as compared to $15.6 million during the first nine months of fiscal year 1997.

Year 2000 Compliance

     A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing that is essential to its operations. The Association is conducting a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The progress of the plan is monitored by the Association's board of directors. The Association does not expect to incur significant costs to replace existing hardware or software. The greatest potential for problems, however, concerns the data processing provided by its third party service bureau. The service bureau with which the Association operates is providing the Association with periodic updates of its compliance progress. The Association has participated in the first phase of testing with the provider satisfactorily with the second phase to be completed prior to December 31, 1998. The service bureau has indicated that it will be compliant by such date. With respect to the Association's teller/platform computer system, we are converting to a new system that is year 2000 compliant which will be completed by April 30, 1999. The Association is in the process of developing a contingency plan to deal with the potential that its service bureau is unable to bring its systems into compliance by September 30, 1998. The Association believes that it would use manual systems as a contingency plan if its current provider is unable to resolve this problem in time. There can be no assurance in this regard, however, and it is possible that as a result the Association could experience data processing delays, errors or failures, all of which could have a material adverse impact on its financial condition and results of operations. The Association estimates that its expenses related to year 2000 compliance will be approximately $5,000.

     The Association has also evaluated our non-information technology systems (for example, the alarm system, heating and air conditioning system) to determine if such systems may have embedded technology that could also be affected by the year 2000 problem. The Association has determined that the only system of this type that could be affected is its alarm system. The Association has been informed, however, by the vendor that the system is year 2000 compliant and has been fully tested.

     The Association is in the process of installing a new teller/platform computer system. The costs of the new system will be approximately $50,000. The installation of the new system us not a result of year 2000 compliance. As a result, such costs will be capitalized.

     Computer problems experienced by the Association's commercial borrowers could have an adverse effect on their business operations and their ability to repay their loans when due. The Company has recently begun evaluating year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

LIQUIDITY AND CAPITAL RESOURCES

    The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at September 30, 1998 was 4%. For the month ended September 30, 1998 the Association was in compliance. As a result of its mutual to stock conversion, the Association's liquidity will increase due to the additional funds it received.

    The Association's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations. The Association is also able to obtain advances from the Federal Home Loan Bank of New York, although historically the Association has done this rarely. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Association uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

             PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security-Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K.  During the quarter ended
September 30, 1998, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES


    In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEOPLES BANKCORP, INC.



Date: December 28, 1998     By: /s/ Robert E. Wilson
                               ---------------------------------
                               Robert E. Wilson
                               President and Chief Executive
                               Officer
                               (Duly Authorized and Principal
                               Executive, Accounting and
                               Financial Officer)

                               /s/ Todd R. Mashaw
                               ---------------------------------
                               Todd R. Mashaw
                               Accounting Officer