Form 10KSB40
period 1998-12-31
PEOPLES BANKCORP INC
filed 1999-03-30
CIK 1070243

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                      ------------
(Mark One)            FORM 10-KSB
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

[ ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

             Commission File No.  0-25217

                PEOPLES BANKCORP, INC.
--------------------------------------------------------------
(Name of small business issuer as specified in its charter)

     NEW YORK                                16-1560886
---------------------------------          -------------------
(State or other jurisdiction               (I.R.S. employer
of incorporation or organization)          identification no.)

825 STATE STREET, OGDENSBURG, NEW YORK               13669
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (315) 393-4340

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                    NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
        COMMON STOCK, PAR VALUE, $.01 PER SHARE
        ---------------------------------------

Check whether the issuer: (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended December 31,
1998:  $1,804,000

As of March 1, 1999, the aggregate market value of the 134,390 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $911,981 based on the closing sales price of $11.0625 per share of the registrant's Common Stock on March 1, 1999 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors the Company's Employee Stock Ownership Plan, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1,
1999:  134,390

Transitional Small Business Disclosure Format   Yes ___ No _X_

         DOCUMENTS INCORPORATED BY REFERENCE

    1.  Portions of Proxy Statement for the 1999 Annual
Meeting of Stockholders.  (Part III)

                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

    THE COMPANY.  Peoples Bankcorp, Inc. (the "Company"), a
New York corporation, was organized at the direction of the Board of Directors of Ogdensburg Federal Savings and Loan Association ("Ogdensburg Federal" or the "Association") in September 1998 to acquire all of the capital stock to be issued by the Association in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 28, 1998, with the Company issuing 134,390 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Association issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Association, cash and investment securities and a note receivable from the ESOP. Because substantially all of the Company's operations consist of the operations of the Association, this Form 10-KSB is largely a discussion of the Association's operations. At December 31, 1998, the Company had total assets of $25.1 million, deposits of $22.2 million, net loans receivable of $20.0 million and stockholders' equity of $2.6 million.

    OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION. The Association is a federal mutual savings and loan association operating through one office in Ogdensburg, New York.
Ogdensburg Federal was founded in 1888 as a federally chartered institution and a member of the Federal Home Loan Bank ("FHLB") System. The Association's principal business consists of attracting deposits from the public and originating residential mortgage loans. The Association also offers various types of consumer loans and a limited number of commercial real estate and commercial business loans. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF.

    Both the Company's and Ogdensburg Federal's executive offices are located at 825 State Street, Ogdensburg, New York
13669 and its main telephone number is (315) 393-4340.

MARKET AREA

    The Association considers its primary market area to be the City of Ogdensburg, and the surrounding townships of Lisbon, Oswegatchie, Madrid, Morristown, Heuvelton, Hammond, Depeyster, Macomb and Waddington and the village of Rennsselaer Falls, all of which are located in St. Lawrence County, New York. St. Lawrence County is the largest county east of the Mississippi in terms of total acreage. Ogdensburg is the eastern-most United States port on the Great Lakes and the northern most port in New York and is adjacent to the Montreal-Ottawa-Toronto corridor. Although Ogdensburg is fairly rural with only approximately 13,000 residents, it is within a two-hour drive of more than 15 million people.

    The largest employers in Ogdensburg and the surrounding communities include the Ogdensburg Bridge and Port Authority, local government offices, U.S. Customs Office, Acco and Wadhams Hall Seminary College, Ogdensburg School District, Mitel Corporation, CompAS, and several local hospitals. By industry, the largest sectors of the Ogdensburg economy are retail, services and manufacturing. The average household income of $28,000 in 1998 for Ogdensburg was significantly below that of New York as a whole of $57,000 and the average for the United States of $50,000. The overall population of Ogdensburg has declined by approximately 5% from 1990 to 1998 as compared to marginal growth of 1% for New York State and a 7.5% growth rate for the United States.

LENDING ACTIVITIES

    Most of the Association's loans are mortgage loans which are secured by one- to four-family residences. The Association also makes consumer, residential construction and commercial real estate and commercial business loans. The Association believes there is sufficient demand in its market area to continue its policy of emphasizing lending in the one- to four- family real estate loan area and continue originating various types of consumer loans.

     At December 31, 1998, the Association's gross loans totaled $20.0 million of which $12.5 million were mortgage loans secured by one-to four-family residences. The Association originates both fixed rate mortgage and ARM loans. Generally, all of the consumer loans the Association originates have fixed rates, with the exception of home equity lines of credit.

     The following table sets forth information concerning the types of loans held by the Association at the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 1998.

                                                          AT DECEMBER 31,
                                                  -------------------------------
                                                      1998               1997
                                                  -------------     -------------
                                                  AMOUNT    %       AMOUNT    %
                                                  ------  -----     ------  -----
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family residential. . . . . . . . $12,541   62.74%  $11,893   70.56%
   Commercial. . . . . . . . . . . . . . . . . .     755    3.78       706    4.19
   Construction. . . . . . . . . . . . . . . . .      52    0.26        67    0.40

Other loans:
   Automobile. . . . . . . . . . . . . . . . . .   4,006   20.04     2,121   12.58
   Home equity . . . . . . . . . . . . . . . . .   1,073    5.37     1,226    7.27
   Passbook . . . . . . . . . . . . . . . . . . .    203    1.02       217    1.29
   Commercial. . . . . . . . . . . . . . . . . .     337    1.69       100    0.59
   Other consumer. . . . . . . . . . . . . . . .   1,021    5.10       526    3.12
                                                 -------  ------   -------  ------
                                                  19,988  100.00%   16,856  100.00%
                                                          ======            ======

Less:
   Deferred fees . . . . . . . . . . . . . . . .       4                24
   Allowance for loan losses . . . . . . . . . .     169               164
                                                 -------           -------
      Total. . . . . . . . . . . . . . . . . . . $19,815           $16,668
                                                 =======           =======

    The following table sets forth certain information regarding the dollar amount of loans maturing in the Association's loan portfolio based on their contractual terms to maturity and/or repricing period. Included within the "Due Within One Year" column are approximately $7.8 million in one year adjustable rate mortgages.

                                                DUE AFTER
                             DUE WITHIN         1 THROUGH          DUE AFTER
                           ONE YEAR AFTER     5 YEARS AFTER      5 YEARS AFTER
                          DECEMBER 31, 1998  DECEMBER 31, 1998  DECEMBER 31, 1998    TOTAL
                          -----------------  -----------------  -----------------    -----
                                               (IN THOUSANDS)
Real estate loans:
  One- to four-family. . . .$ 8,678            $  382             $3,481            $12,541
  Commercial . . . . . . . .    610                90                 55                755
  Construction . . . . . . .     --                --                 52                 52
Automobile and other . . . .     62             4,559                406              5,027
Home equity. . . . . . . . .  1,073                --                 --              1,073
Passbook . . . . . . . . . .    130                32                 41                203
Commercial . . . . . . . . .    337                --                 --                337
                            -------            ------             ------            -------
     Total . . . . . . . . .$10,890            $5,063             $4,034            $19,988
                            =======            ======             ======            =======

    The next table shows at December 31, 1998, the dollar amount of all the Association's loans due after one year from December 31, 1998 which have fixed interest rates and have floating or adjustable interest rates.

                                              PREDETERMINED         FLOATING OR
                                                  RATES          ADJUSTABLE RATES
                                              -------------      ----------------
                                                          (IN THOUSANDS)
  Real Estate:
    One- to four-family residential. . . . . . . $ 3,587             $   276
    Commercial . . . . . . . . . . . . . . . . .     145                  --
    Construction . . . . . . . . . . . . . . . .      52                  --
  Automobile and other . . . . . . . . . . . . .   4,965                  --
  Home equity. . . . . . . . . . . . . . . . . .      --                  --
  Passbook . . . . . . . . . . . . . . . . . . .      73                  --
  Commercial . . . . . . . . . . . . . . . . . .      --                  --
                                                 -------             -------
       Total . . . . . . . . . . . . . . . . . . $ 8,822             $   276
                                                 =======             =======

   ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. The Association generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price with a maximum loan amount of $200,000 and a maximum term of 30 years. The Association also offers a first-time home buyer program pursuant to which loans may be made in amounts up to 90% of the lesser of the appraised value or purchase price with the same maximum loan amount and terms as its other mortgage loans.

   The Association also offers ARM loans. The interest rate on ARM loans is based on an index plus a stated margin. ARM loans provide for periodic interest rate adjustments upward or downward of up to 2% per year. The interest rate may not increase above a "ceiling rate" established at the time the loan is originated and may not decrease below the original interest rate. Generally, ARM loans typically reprice every year and provide for terms of up to 30 years with most loans having terms of between 10 and 20 years.

   ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, higher interest rates may adversely affect the marketability of the underlying collateral. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1998, approximately 64.0% of the one- to four-family residential loans the Association held had adjustable rates of interest.

   Mortgage loans originated and held by the Association generally include due-on-sale clauses. This gives the Association the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Association's consent.

    RESIDENTIAL CONSTRUCTION LOANS. The Association makes a limited number of residential construction loans on one- to four-family residential properties to the individuals who will be the owners and occupants upon completion of construction. Borrowers are required to pay interest during the construction period which may not last beyond 12 months. Upon completion of the construction, the loan converts to a fully amortizing mortgage loan. Loan proceeds are disbursed according to a draw schedule and the Association inspects the progress of the construction before additional funds are disbursed. Construction loans are offered on either a fixed or adjustable basis.

    Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Association may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

    COMMERCIAL REAL ESTATE LOANS. The Association offers limited commercial real estate loans secured by small apartment buildings, office buildings, and other commercial properties. Loan amounts do not exceed 75% of the appraised value of the property. At December 31, 1998, the Association had a participation interest in a commercial real estate loan originated by the Thrift Associations Service Corporation ("TASCO"), a service corporation owned by various thrift institutions operating in New York State. The Association's interest in this loan amounted to $269,000 and was secured by an office building. This loan was performing in accordance with its terms at December 31, 1998.

    Commercial real estate lending entails significant additional risks compared to residential property lending.
These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Association generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Association.

    COMMERCIAL BUSINESS LOANS. The Association engages in a limited amount of commercial business lending to benefit from the higher fees and interest rates and the shorter term to maturity. The Association's commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower. The Association's largest commercial business loan at December 31, 1998 had a balance of $337,000 and was made to a local auto dealer.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

    CONSUMER LOANS. The Association offers various types of consumer loans in order to provide a wider range of financial services to its customers. Consumer loans totaled $6.6 million, or 33.22%, of its total loans at December 31, 1998. The Association's consumer loans consist of automobile, home equity lines of credit, passbook, personal unsecured loans, boat loans, home improvement loans and equipment loans. Home equity lines of credit have a maximum draw period of ten years with a maximum term of 20 years. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

    The Association offers loans for both new and used automobiles with maximum terms of sixty-six months and maximum loan amounts of $30,000.

    Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

    LOAN APPROVAL AUTHORITY AND UNDERWRITING.  The Association's
President may approve all consumer loans up to $30,000.
All other loans require the approval of its board of directors.

    Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are prepared by outside fee appraisers who are approved by the board of directors.

    Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

    LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved real estate loans.
Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans were $374,000. The
Association's believes that virtually all of its commitments will be funded.

    LOANS TO ONE BORROWER. The maximum amount of loans which the Association may make to any one borrower may not exceed the greater of $500,000, or 15%, of its unimpaired capital and unimpaired surplus. The Association may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Association's maximum loan-to-one borrower limit was $500,000 at December 31, 1998. At December 31, 1998, the Association's largest loan concentration outstanding had a balance of $337,000.

NONPERFORMING AND PROBLEM ASSETS

    LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If after 30 days payment is still delinquent, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 1998, the Association's loans past due between 30 and 89 days totaled $440,000.

     Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Association's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

    NONPERFORMING ASSETS. The following table sets forth information regarding nonaccrual loans and real estate owned.
As of the dates indicated, the Association had no loans categorized as troubled debt restructurings within the meaning of SFAS 114 and no loans which were 90 days or more past due and still accruing interest.

                                                 AT DECEMBER 31,
                                               --------------------
                                                1998          1997
                                               ------        ------
                                                  (IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate:
      One- to four-family residence. . . . . . $  --         $  22
      Commercial . . . . . . . . . . . . . .      --           271
      Construction . . . . . . . . . . . . .      --            --
   Automobile. . . . . . . . . . . . . . . .      24            --
   Home equity . . . . . . . . . . . . . . .      --            --
   Passbook. . . . . . . . . . . . . . . . .      --            --
   Commercial. . . . . . . . . . . . . . . .      --            --
   Other . . . . . . . . . . . . . . . . . .      --            --
                                                ----         -----
      Total. . . . . . . . . . . . . . . . .    $ 24         $ 293
                                                ====         =====

Accruing loans which are contractually
   past due 90 days or more:
   Real estate:
      One- to four-family residence. . . . .    $ --         $  --
      Commercial . . . . . . . . . . . . . .      --            --
      Construction . . . . . . . . . . . . .      --            --
   Automobile. . . . . . . . . . . . . . . .      --            --
   Home equity . . . . . . . . . . . . . . .      --            --
   Passbook. . . . . . . . . . . . . . . . .      --            --
   Commercial. . . . . . . . . . . . . . . .      --            --
   Other . . . . . . . . . . . . . . . . . .      --            --
                                                ----         -----
      Total. . . . . . . . . . . . . . . . .    $ --         $  --
                                                ====         =====
      Total nonperforming loans. . . . . . .    $ 24         $ 293
                                                ====         =====

Percentage of total loans. . . . . . . . . .     .12%         1.74%
                                                ====         =====
Other non-performing assets (2). . . . . . .    $ --         $  40
                                                ====         =====
Loans modified in troubled debt
  restructurings . . . . . . . . . . . . . .    $ --         $  --
                                                ====         =====

___________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Association through foreclosure or repossession. This property is carried at its fair value less costs to sell.

     At December 31, 1998, the Association's largest nonaccrual loan consisted of a $24,000 auto loan. The borrower on such loan was six months past due. The loan remains on nonaccrual status.

     During the year ended December 31, 1998, the Association would have recorded additional interest income of approximately $1,000 on nonaccrual loans if such loans had been current throughout the period. At December 31, 1998, the Association did not have any loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Association to have serious concerns as to the ability of these borrowers to comply with its current loan terms.

     CLASSIFIED ASSETS. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings associations such as the Association's are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At December 31, 1998, none of the Association's assets were classified as a loss but it had $16,000 in loans classified as substandard, $8,000 in loans classified as special mention and $8,000 in loans classified as doubtful.

     FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 1998, the Association had no properties acquired through foreclosure.

     ALLOWANCE FOR LOAN LOSSES. The Association's policy is to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in its loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Association's past loan loss experience, (ii) known and inherent risks in its portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

     The Association monitors its allowance for loan losses and make additions to the allowance as economic conditions dictate. Although the Association maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, actual losses could exceed the balance of the allowance for loan losses and additional provisions for loan losses could be required. In addition, the Association's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1998            1997
                                               ------           ------
                                                  (IN THOUSANDS)

Balance at beginning of period . . . . . . .   $ 164            $ 116

Loans charged off:
   Real estate mortgage:
      One- to four-family residential. . . .      --               --
      Commercial . . . . . . . . . . . . . .      --                3
      Construction . . . . . . . . . . . . .      --               --
   Automobile. . . . . . . . . . . . . . . .       5                3
   Home equity . . . . . . . . . . . . . . .      --               --
   Passbook. . . . . . . . . . . . . . . . .      --               --
   Commercial. . . . . . . . . . . . . . . .      --               --
   Other . . . . . . . . . . . . . . . . . .      --                3
                                               -----            -----
Total charge-offs. . . . . . . . . . . . . .       5                9
                                               -----            -----
Recoveries:
   Real estate mortgage:
      One- to four-family residential. . . .      --               --
      Commercial . . . . . . . . . . . . . .      --               --
      Construction. . . . . . . . . . . . .       --               --
   Automobile. . . . . . . . . . . . . . . .      --               --
   Home equity . . . . . . . . . . . . . . .      --               --
   Passbook. . . . . . . . . . . . . . . . .      --               --
   Commercial. . . . . . . . . . . . . . . .      --               --
   Other . . . . . . . . . . . . . . . . . .       1               --
                                               -----            -----
Total recoveries . . . . . . . . . . . . . .       1               --
                                               -----            -----
Net loans charged off. . . . . . . . . . . .       4                9
                                               -----            -----

Provision for loan losses. . . . . . . . . .       4               57
                                               -----            -----
Balance at end of period . . . . . . . . . .   $ 169            $ 164
                                               =====            =====
Ratio of net charge-offs to average
   loans outstanding during the period . . .    0.03%            0.06%
                                               =====            =====

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Association's use of the allowance to absorb losses in other loan categories.

                                                          AT DECEMBER 31,
                                             ----------------------------------------------
                                                 1998                      1997
                                             --------------------   -----------------------
                                                     PERCENT OF                 PERCENT OF
                                                      LOANS IN                   LOANS IN
                                                     CATEGORY TO                CATEGORY TO
                                             AMOUNT  TOTAL LOANS    AMOUNT      TOTAL LOANS
                                             ------  -----------    ------      -----------
                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
    One- to four-family residential. . . . . $  24      62.74%      $    32        70.56%
   Commercial. . . . . . . . . . . . . . . .    13       3.78            47         4.19
   Construction. . . . . . . . . . . . . . .     1        .26             1         0.40
Automobile . . . . . . . . . . . . . . . . .    86      20.04            53        12.58
Home equity. . . . . . . . . . . . . . . . .    10       5.37            18         7.27
Passbook . . . . . . . . . . . . . . . . . .    --       1.02            --         1.29
Commercial . . . . . . . . . . . . . . . . .    12       1.69            --         0.59
Other. . . . . . . . . . . . . . . . . . . .    23       5.10            13         3.12
                                             -----     ------       -------       ------
     Total allowance for loan losses . . . . $ 169     100.00%      $   164       100.00%
                                             =====     ======       =======       ======

INVESTMENT ACTIVITIES

    SECURITIES. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of the Association -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including:
(i) the yields on investment alternatives, (ii) the Association's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Association's projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 1998, the Association's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers' acceptances, (vi) time certificates, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative
products.  See " -- Mortgage-Backed Securities."   The board of
directors may authorize additional investments.

    The Association's securities at December 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of its equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE-BACKED SECURITIES. To supplement lending activities, the Association has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. The Association's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. The Association's mortgage-backed securities portfolio was classified as "held to maturity" at December 31, 1998.

     Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The following table sets forth the carrying value of the Association's investment securities and mortgage-backed portfolio at the dates indicated.

                                                   AT DECEMBER 31,
                                                            --------------------------
                                                  1998         1997
                                                            ---------        ---------
                                                    (IN THOUSANDS)
Securities available-for-sale:
   Mortgage-backed securities - GNMA . . . . .   $   --       $  737
Securities held to maturity :
   U.S. Government securities. . . . . . . . .    2,000        3,962
   Mortgage-backed securities - GNMA . . . . .       57           69
                                                 ------       ------
      Total investments. . . . . . . . . . . .   $2,057       $4,768
                                                 ======       ======

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment portfolio at December
31, 1998.

                                   ONE YEAR        ONE TO         FIVE TO         MORE THAN              TOTAL
                                    OR LESS      FIVE YEARS       TEN YEARS        TEN YEARS      INVESTMENT PORTFOLIO
                               --------------- ---------------  --------------  --------------  -----------------------
                                      WEIGHTED        WEIGHTED        WEIGHTED        WEIGHTED                 WEIGHTED
                               BOOK   AVERAGE  BOOK   AVERAGE   BOOK   AVERAGE  BOOK   AVERAGE  BOOK   MARKET  AVERAGE
                               VALUE   YIELD   VALUE   YIELD    VALUE  YIELD    VALUE   YIELD   VALUE   VALUE    YIELD
                               -----  -------  -----  --------  ----- --------  ----- --------  -----  ------  --------
                                                                  (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
   U.S. Government and
      agency securities         $2,000 5.86%     $  --  -- %     $  --   -- %    $  --       %   $2,000  $2,007   5.86%
   Mortgage-backed
      securities - GNMA. . . . .    --   --         --  --          --   --         57  11.00        57      62  11.00
                                ------           -----           -----           -----           ------  ------
      Total. . . . . . . . . . .$2,000           $  --           $  --           $  57           $2,057  $2,069
                                ======           =====           =====           =====           ======  ======

SOURCES OF FUNDS

     Deposits are the Association's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Association's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by the Association on deposits are set weekly at the direction of the Association's senior management. Interest rates are determined based on the Association's liquidity requirements, interest rates paid by its competitors, and its growth goals and applicable regulatory restrictions and requirements.

     At December 31, 1998, time certificates in amounts of $100,000 or more constituted $2.2 million, or 10%, of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers.

     At December 31, 1998, the Association's deposits were represented by the various types of savings programs described below.

INTEREST           MINIMUM                                 MINIMUM  BALANCES IN    PERCENTAGE OF
RATE(1)              TERM    CATEGORY                       AMOUNT  THOUSANDS      TOTAL DEPOSITS
-------            -------   --------                      -------  -----------    --------------
   --   %            --      Demand accounts               $    100  $   642          2.89%
 3 - 4               --      Savings and club accounts          100    2,806         12.64
 1 - 2.5             --      NOW and money market accounts   100 to
                                                              2,500    2,293         10.33
                             TIME CERTIFICATES
                             -----------------

4.00 - 4.99        6 months  Fixed-term, fixed-rate           1,000    1,949          8.79
5.00 - 5.99        12 months Fixed-term, fixed-rate           1,000   14,564         65.35
                                                                     -------        ------
                                                                     $22,194        100.00%
                                                                     =======        ======

     The following table sets forth the Association's time certificates classified by interest rate at the dates indicated.

                                               AT DECEMBER 31,
                                            ---------------------
                                            1998             1997
                                            ----             ----
                                               (In thousands)
    4.00 - 4.99% . . . . . . . . . . . . .  $ 1,949         $   111
    5.00 - 5.99% . . . . . . . . . . . . .   14,504          10,928
    6.00 - 6.99% . . . . . . . . . . . . .       --           5,267
                                            -------         -------
                                            $16,453         $16,306
                                            =======         =======

    The following table sets forth the amount and maturities of the Association's time certificates at December 31, 1998.
Approximately 88.0% of such time certificates has interest rates from 5.00% to 5.99%.

                     AMOUNT DUE
 ----------------------------------------------------
 LESS THAN                             AFTER
  ONE YEAR    1-2 YEARS   2-3 YEARS   3 YEARS  TOTAL
 ---------    ---------   ---------   -------  ------
                     (In thousands)
  $11,621     $4,255      $  565      $   12   $16,453
  =======     ======      ======      ======   =======

     The following table indicates the amount of the Association's time certificates of $100,000 or more by original maturity as of December 31, 1998.

                                                CERTIFICATES
    ORIGINAL MATURITY                            OF DEPOSIT
    -----------------                           ------------
                                               (IN THOUSANDS)
  Three months or less . . . . . . . . . . . . . $    272
  Over three through six months. . . . . . . . .      537
  Over six through 12 months . . . . . . . . . .      799
  Over 12 months . . . . . . . . . . . . . . . .      473
                                                 --------
      Total. . . . . . . . . . . . . . . . . . . $  2,081
                                                 ========

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Association's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Association's stock in the FHLB of New York, a portion of its first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1998, the Association did not have any borrowings outstanding.

COMPETITION

     The Association competes for deposits with other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state
regional banks in its market area.   The Association also
competes for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions. The Association's competition comes from commercial banks, thrift institutions, credit unions and mortgage bankers, many of whom have greater resources than it has.

PERSONNEL

     At December 31, 1998, the Association had 7 full-time and no part-time employees. None of the Association's employees are represented by a collective bargaining group. The Association believes that its relationship with its employees is good.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Company -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than
(i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidat-ing assets owned by or acquired from a subsidiary savings insti-tution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings institutions are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus unless the institution has less than $100 million in deposits in which case the aggregate limit may be increased to no more than two times
unimpaired capital and surplus.   Section 22(h) also prohibits
loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Association with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

REGULATION OF THE ASSOCIATION

     GENERAL. As a federally chartered savings institution, Ogdensburg Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Ogdensburg Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Association for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Association because its deposits are insured by SAIF. The Association must file reports with these agencies describing its activities and financial condition. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See

" -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 1998, Ogdensburg Federal had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1998, the Association had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80.0% are assigned a risk weight of 50.0%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20.0% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0.0% risk weight. As of December 31, 1998, the Association's risk-weighted assets were approximately $15.0 million.

     The table below presents the Association's capital position relative to its various regulatory capital requirements at December 31, 1998.

                                                   Percent of
                                         Amount    Assets (1)
                                         ------    ----------
                                         (Dollars in Thousands)
    Tangible capital . . . . . . . . . . $2,218      9.0%
    Tangible capital requirement . . . .    370      1.5
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,848      7.5%
                                         ======     ====

    Core capital . . . . . . . . . . . . $2,218      9.0%
    Core capital requirement . . . . . .    740      3.0
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,478      6.0%
                                         ======     ====
    Total capital (i.e., core and
      supplementary capital) . . . . . . $2,387     16.1%
    Risk-based capital requirement . . .  1,190      8.0
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,197      8.1%
                                         ======     ====

__________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

    OTS regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

    The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The OTS has not yet implemented these requirements. The Association has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and does not expect that it will be required to increase its total capital as a result of the rule upon its implementation.

    In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution.
The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

    PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became
critically undercapitalized.   If a savings institution is in
compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

    The federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Association is classified as "well capitalized" under these regulations.

    QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank;
(iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans; (ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing; (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings association's portfolio assets; and (vi) shares of stock issued by FNMA or FHLMC.

    A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At December 31, 1998, approximately 89.0% of the Association's assets were invested in Qualified Thrift Investments.

    DIVIDEND LIMITATIONS. Under OTS regulations, the Association is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

    Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio
at the beginning of the calendar year.   A savings institution
with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less
dividends already paid for such period.   A savings institution
that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

    Under the OTS' prompt corrective action regulations, the Association is also prohibited from making any capital distributions if after making the distribution, the Association would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

    SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Association's operations.

    Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Association's operations.

    DEPOSIT INSURANCE. The Association is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

    Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

    The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, both BIF and SAIF members will be assessed at the same rate for FICO payments.

    The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets.

    LIQUIDITY REQUIREMENTS. The Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Association is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Association for the month of December 1998, were 17.37% and 12.72%, respectively.

    FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Association is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of New York, whichever is greater.
The Association was in compliance with this requirement with investment in FHLB of New York stock at December 31, 1998, of $139,000. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. As of December 31, 1998, the Association did not have any advances outstanding from the FHLB of New York. See "Sources of Funds -- Borrowings."

    FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Association met its reserve requirements.

TAXATION

    The Association is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, prior to August 1996, savings institutions such as the Association, which met certain definitional tests and certain other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon the Association's actual loss experience (the "experience method") or as a percentage of the Association's taxable income (the "percentage of taxable income method"). Historically, the Association used the method that would allow the Association to take the largest deduction.

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Association, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Association.

     Earnings appropriated to the Association's bad debt reserve and claimed as a tax deduction including the Association's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Association includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at December 31, 1998 included approximately $426,000 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

     The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Association's AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds the Association's AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Association, whether or not an AMT is paid. Under pending legislation, the AMT rate would be reduced to zero for taxable years beginning after December 31, 1994, but this rate reduction would be suspended for taxable years beginning in 1995 and 1996 and the suspended amounts would be refunded as tax credits in subsequent years.

     The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Association availed itself of the percentage of taxable income bad debt deduction method.

     The Association's federal income tax returns have not been audited by the IRS.

STATE TAXATION

     The Company reports income on a combined basis to New York State. The Company is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 9% of the Company's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Company's assets and on the ratio of its net worth to the value of its assets) of the value of the Company's assets allocable to New York State with certain modifications, (ii) 31/2% of the Company's "Alternative Entire Net Income" allocable to New York State or (iii) $325.00.

     For purposes of the New York State tax on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income," subject to certain further modifications.

EXECUTIVE OFFICERS

     At December 31, 1998, the executive officers of the Company were as follows:

    NAME            AGE    POSITION
    ----            ---    --------
Robert E. Wilson    61    President and Chief Executive Officer
Todd R. Mashaw      35    Vice President, Secretary/ Treasurer

    ROBERT E. WILSON has served as President and Chief Executive Officer of the Association since 1963 and as President and Chief Executive Officer of the Company since its formation. He is a former member of the Ogdensburg City School Board having served 15 years with two terms as President and two terms as Vice President. He was a member of Kiwanis International for 15 years and served on their Board of Directors. For 25 years he participated in the Kiwanis youth activity programs.

    TODD R. MASHAW has served as Vice President of the Association since 1989 and Vice President, Secretary/Treasurer of the Company since its formation. He has been a member of the Board of Assessment and Review for the City of Ogdensburg since 1995 and has been a member of S.U.N.Y. Canton College
Business Administration Advisory Committee since 1991. He has also coached Kiwanis Baseball and is active in bringing a community-built playground to the City of Ogdensburg.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
    The following table sets forth certain information regarding the Association's main office which is its only location.

                                            BOOK VALUE AT                   DEPOSITS AT
                         YEAR     OWNED OR   DECEMBER 31,   APPROXIMATE     DECEMBER 31,
                        OPENED     LEASED      1998 (1)     SQUARE FOOTAGE     1998
                        ------    --------  -------------   --------------  -----------
                                          (DOLLARS IN THOUSANDS)
Main Office:             1987      Owned     $434            2,800           $22,194
825 State Street
Ogdensburg, NY 13669

_____________
(1)  Cost less accumulated depreciation and amortization.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    The Association is, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce the rights against borrowers. The Association is not currently a party to any legal proceedings which are expected to have a material adverse effect on its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1998.


                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS' MATTERS
--------------------------------------------------------------

    (a) The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "PBKO" There are currently 134,390 shares of the Common Stock outstanding. The number of registered holders of Common Stock on December 31, 1998 was 149. Trading in the Common Stock commenced on December 28, 1998. The high and low sale prices for the Common Stock for the period from issuance through December 31, 1998 were $10.00 and $10.00, respectively. No dividends have been declared or paid on the Common Stock.

    The income of the Company consists of interest on investment and related securities and dividends which may periodically be declared and paid by the Board of Directors of the Association on the common shares of the Association held by the Company.

    In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Association is not permitted to pay a cash dividend on its common shares if the Association's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account established in connection with the Conversion or applicable regulatory capital requirements prescribed by the OTS.

    OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of
(1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

    The Association currently meets all of its regulatory requirements and, unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association may pay dividends in accordance with the foregoing provisions of the OTS regulations.

    (b) On December 28, 1998, the Company issued 134,390 shares of its common stock, par value $.01 per share (the "Common Stock"), pursuant to the terms of the Plan of Conversion adopted by the Association on July 23, 1998. The shares were issued in connection with Ogdensburg Federal's conversion from mutual to stock form as a wholly owned subsidiary of the Company. As part of the conversion, the Company sold 134,390 shares of Common Stock to the public.

    The following information is provided with respect to the Company's sale of shares of Common Stock pursuant to its Registration Statement on Form SB-2, Commission File No. 333-63625, declared effective by the Securities and Exchange Commission on November 12, 1998. The offering commenced on November 21, 1998 and terminated on December 14, 1998. The Company retained Trident Securities, Inc. ("Trident Securities"), a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., to provide financial and sales assistance in connection with the offering. Trident Securities agreed to use its best efforts to assist the Company with the sale of the Common Stock in the offering. Trident Securities was not obligated to take or purchase any shares of Common Stock in the offering. In the offering, the Company registered 198,375 shares of Common Stock with an aggregate offering price of $1,983,750, all for the account of the Company. On December 28, 1998, the Company sold a total of 134,390 shares of Common Stock for aggregate consideration of $1,343,900.

    The following table sets forth expenses incurred or estimated to have been incurred by the Company in connection with the offering. All of such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company or their affiliates or an affiliate of the Company.

         Expenses                           Amount
         --------                           ------
Underwriting discounts and commissions. . .$ 92,191
Finders' fees . . . . . . . . . . . . . . .      --
Expenses paid to or for underwriters. . . .      --
Other expenses. . . . . . . . . . . . . . . 250,365
                                           --------
Total expenses. . . . . . . . . . . . . . .$342,556
                                           ========

     After deducting expenses, the net offering proceeds are $1,001,344.

     The following table sets forth the purposes for which the net offering proceeds were used and the amount of the net offering proceeds used for each purpose. With the exception of the Company's investment in its subsidiary, such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company of their affiliates or an affiliate of the Company.

          Expenses                                Amount (1)
          --------                                ----------
Construction of plant, building and facilities. . $       --
Purchase and installation of machinery and
  equipment . . . . . . . . . . . . . . . . . . .         --
Purchases of real estate. . . . . . . . . . . . .         --
Acquisition of other business . . . . . . . . . .         --
Repayment of indebtedness . . . . . . . . . . . .         --
Working capital . . . . . . . . . . . . . . . . .    393,160
Investment in subsidiary. . . . . . . . . . . . .    500,672
Loan to Employee Stock Ownership Plan . . . . . .    107,512
                                                  ----------
                                                  $1,001,344
                                                  ==========

_____________
(1) Such amount was contributed to Ogdensburg Federal, which will use the indicated portion of the net offering proceeds for the indicated purpose.

     The uses of proceeds described above do not represent a material change in the use of proceeds described in the Company's Prospectus dated November 12, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

    The Company has recently been formed and accordingly, has no results of operations. The following discussion relates only to its financial condition and results of operations

    The Company's results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest it earns on its interest-earning assets and the rates it pays on interest-bearing liabilities (interest rate spread), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's results of operations are also affected by non-interest expense, including primarily compensation and employee benefits, federal deposit insurance premiums and office occupancy costs. The Company's results of operations also are affected significantly by general and economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond its control.

    The Company believes there is sufficient demand in its market area to continue its policy of emphasizing lending in the one- to four-family real estate loan area. In addition, the Company hopes to experience continued growth in its consumer loan portfolio; however, there is no assurance that it will be able to do so. See "Item 1. Description of Business -- Lending Activities."

YEAR 2000 READINESS DISCLOSURE

    A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing that is essential to its operations. The Company is conducting a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The progress of the plan is monitored by its board of directors. The Company does not expect to incur significant costs to replace existing hardware or software. The greatest potential for problems, however, concerns the data processing provided by its third party service bureau. The service bureau with which the Company operates is providing it with periodic updates of its compliance progress. The Company has participated in the first and second phases of testing with the provider satisfactorily prior to December 31, 1998. The service bureau has indicated that it will be compliant by such date. With respect to the Company's teller/platform computer system, it is converting to a new system that is year 2000 compliant which will be completed
by April 30, 1999.   The Company is in the process of developing
a contingency plan to deal with the potential that its service bureau is unable to bring its systems into compliance. The Company believes that it would use manual systems as a contingency plan if its current provider is unable to resolve this problem in time. There can be no assurance in this regard, however, and it is possible that as a result the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on its financial condition and results of operations. The Company estimates that its expenses related to year 2000 compliance will be approximately $5,000.

    The Company has also evaluated its non-information technology systems (for example, its alarm system, its heating and air conditioning system) to determine if such systems may have embedded technology that could also be affected by the year 2000 problem. The Company has determined that the only system of this type that could be affected is its alarm system. The Company has been informed, however, by the vendor that the system is year 2000 compliant and has been fully tested.

    The Company is in the process of installing a new teller/platform computer system. The costs of the new system will be approximately $60,000. The installation of the new system is not a result of Year 2000 compliance. As a result, such costs will be capitalized.

    Computer problems experienced by the Company's commercial borrowers could have an adverse effect on their business operations and their ability to repay their loans when due. The Company has recently begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

MARKET/INTEREST RATE RISK DISCLOSURE

    QUALITATIVE DISCLOSURE.   The Company's assets and
liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on its net portfolio value.

    An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, its net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.

    The Company's primary method of managing interest rate is to emphasize the origination of ARM loans. The Company's ARM loans provide that the interest rate will adjust every year. The terms of these loans generally limit the amount of any rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 1998, approximately 65.0% of its mortgage loan portfolio had adjustable rates. The Company also purchases investment securities with relatively short maturities, normally three years or less. At December 31, 1998, approximately 97.0% of its investment portfolio had a maturity of five years or less. The Company also seeks to cushion itself against interest rate fluctuations by preserving a loyal depositor base whose accounts are less likely to switch to institutions that may be offering higher rates. The Company monitors its deposit rates on a weekly basis to ensure that it remains competitive.

    QUANTITATIVE DISCLOSURE. In recent years, the Company has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and the rates at which deposits will be withdrawn by depositors over time formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Company's NPV at December 31, 1998, as calculated by the OTS, which is based upon quarterly information that it voluntarily provided to the OTS.

                                                          NPV AS % OF
   CHANGE            NET PORTFOLIO VALUE            PORTFOLIO VALUE OF ASSETS
   CHANGE    -----------------------------     --------------------------------
  IN RATES   $ AMOUNT  $ CHANGE   % CHANGE     NPV RATIO     BASIS POINT CHANGE
  --------   --------  --------   --------     ---------     ------------------
                   (DOLLARS IN THOUSANDS)
  + 400 bp  $1,828    $  (376)    (17)%        7.63%          (126) bp
  + 300 bp   1,973       (231)    (10)         8.14            (74) bp
  + 200 bp   2,080       (124)     (6)         8.51            (38) bp
  + 100 bp   2,150        (54)     (2)         8.73            (16) bp
      0 bp   2,204                             8.88
  - 100 bp   2,306        102       5          9.21             32  bp
  - 200 bp   2,423        219      10          9.58             70  bp
  - 300 bp   2,575        370      17         10.06            118  bp
  - 400 bp   2,704        500      23         10.46            158  bp

     The board of directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 1998, the Company's interest rate sensitivity was within the policy established by the board.

     While the Company cannot predict future interest rates or their effects on its NPV or net interest income, it does not expect current interest rates to have a material adverse effect on its NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit runoff and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, generally have features which restrict changes in interest rates on a short-term basis and over the life of the loan. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     The board of directors reviews the Company's asset and liability policies. The board of directors meets regularly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the board of directors with respect to its asset and liability goals and strategies. The Company expects that its asset and liability policies and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

    The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at the date and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances.

                                                              YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                       1998                          1997
                                           ----------------------------   --------------------------
                                                                AVERAGE                      AVERAGE
                                           AVERAGE               YIELD/   AVERAGE             YIELD/
                                            BALANCE   INTEREST    COST    BALANCE   INTEREST   COST
                                           ---------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1) . . . . . . . . . . . . . . .  $18,994    $1,537     8.09%    $15,824   $1,330   8.40%
   Securities (2). . . . . . . . . . . . .    3,309       206     6.23       4,887      277   5.67
   Other short-term investments. . . . . .      953        61     6.40         835       55   6.59
                                            -------    ------              -------   ------
      Total interest-earning assets. . . .   23,256     1,804     7.76      21,546    1,662   7.71
Non-interest-earning assets. . . . . . . .      600                          1,234
                                            -------                        -------
   Total assets . . . . . . . . . . . .     $23,754                        $22,780
                                            =======                        =======
Interest-bearing liabilities:
   Savings and club accounts . . . . . . .  $ 2,969        82     2.76     $ 2,747       79   2.88
   Time certificates . . . . . . . . . . .   16,550       942     5.69      15,824      883   5.58
   NOW accounts and money market
     accounts. . . . . . . . . . . . . . .    2,090        34     1.63       2,024       36   1.78
Borrowings . . . . . . . . . . . . . . . .       --        --       --          --       --     --
                                            -------    ------              -------   ------
     Total interest-bearing liabilities. .   21,609     1,058     4.90      20,595      998   4.85
Non-interest-bearing liabilities . . . . .       58                            672
                                            -------                        -------
     Total liabilities . . . . . . . . . .   21,667                         21,267
Total equity . . . . . . . . . . . . . . .    1,888                          1,502
                                            -------                        -------
     Total liabilities and equity. . . . .  $23,555                        $22,769
                                            =======                        =======
Net interest income. . . . . . . . . . . .             $  746                        $  664
                                                       ======                        ======
Net interest rate spread . . . . . . . . .                        2.86%                       2.86%
                                                                  ====                        ====
Net yield on interest-earning assets . . . . . .                  3.21%                       3.08%
                                                                  ====                        ====
Average interest-earning assets
   to average interest-bearing liabilities                        1.08x                       1.05x
                                                                  ====                        ====

__________
(1)  Non-accrual loans are included in average balances, less allowance for loan losses and deferred fees.
(2)  Securities are included at amortized cost, with net unrealized gains or losses on securities available-for-sale included as a component of non-earning assets.

RATE/VOLUME ANALYSIS

    The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rate (change in rate multiplied by old volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the absolute dollar amounts of change in each.

                                            YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------
                               1998   VS.          1997    1997     VS.       1996
                               ------------------------    -----------------------
                                INCREASE (DECREASE)         INCREASE (DECREASE)
                                      DUE TO                       DUE TO
                               ------------------------    -----------------------
                               VOLUME     RATE   TOTAL    VOLUME    RATE    TOTAL
                               ------------------------    -----------------------
                                             (IN THOUSANDS)
Interest income:
  Loans. . . . . . . . . . . . $256      $(49)   $207     $ 70     $(6)   $  64
  Securities . . . . . . . . .  (98)       27     (71)      17      --       17
  Other short-term
      investments. . . . . . .   8         (2)      6      (12)      1      (11)
                              ----       ----    ----     ----     ---     ----
      Total interest-earning
          assets . . . . . . . 185        (33)    152       75      (5)      70
                              ----       ----    ----     ----     ---     ----
Interest expense:
  Savings and club accounts. .   6         (3)      3       (5)     (2)      (7)
  Time certificates. . . . . .  42         17      59       54      (3)      51
  NOW and money market
    accounts . . . . . . . . .   1         (3)     (2)      --      --       --
     Borrowings. . . . . . . .  --         --      --       (1)     --       (1)
                              ----       ----    ----     ----     ---     ----
      Total interest-bearing
          liabilities. . . . .  48         11      59       48      (5)      43
                              ----       ----    ----     ----     ---     ----
Change in net interest
  income . . . . . . . . . . .$137       $(35)   $102     $ 27     $--     $ 27
                              ====       ====    ====     ====     ===     ====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,  1998 AND
DECEMBER 31, 1997

    Total assets increased by $2.0 million, or 7.3%, from $23.4 million at December 31, 1997 to $25.1 million at December 31, 1998. The increase in assets for the period was attributable to the growth in the Company's loan portfolio (net of allowance for loan losses) of $3.1 million, or 18.7%, which was the result of its capitalizing on strong loan demand in its market area, partially offset by declines in the level of its securities designated as available for sale and securities designated as held to maturity. Loan growth was partially funded by the proceeds of the sale of securities designated as available for sale during the period which amounted to $719,000, principal repayments on held to maturity investments and the net proceeds from the stock offering. Total liabilities increased by $0.6 million, or 3.2%, from $21.8 million at December 31, 1997 to $22.5 million at December 31, 1998. At December 31, 1998, its total deposits amounted to $22.2 million, an increase of $4.3, or 1.8%, from December 31, 1997's level of $21.8 million. The deposit growth consisted primarily of time certificates and NOW and money market accounts.

    Total equity increased by $1.0 million, or 62.5%, due mainly to the net proceeds from the stock offering and retained earnings from the period. At December 31, 1998, the Company was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.2 million (9.0% of adjusted total assets) and total risk-based capital of $2.2 million (16.1% of risk-weighted assets)

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 1998 AND 1997

    NET INCOME. Net income increased $53,000, or 60.23% from $88,000 for the fiscal year ended December 31, 1997 to $141,000 for the fiscal year ended December 31, 1998. The primary reason for the increase was due to an increase in net interest income, partially offset by an increase in noninterest expense.

    NET INTEREST INCOME. Net interest income before provision for loan losses increased from $664,000 for fiscal year 1997 to $746,000 for fiscal year 1998. The $82,000 increase was primarily due to an increase in the average balance of the loan portfolio, which was partially offset by a reduction in the
securities portfolio.   During the year ended December 31, 1998,
the average balance of the loan portfolio increased by $3.2 million, or 20.0%, and the average balance of the securities portfolio decreased by $1.6 million, or 32.3%, as compared to the year ended December 31, 1997. Total interest expense also increased during the fiscal year by $60,000 due to an increase in the volume of deposits, primarily time certificates, which are the most costly component.

    PROVISION FOR LOAN LOSSES. During fiscal year 1998, the Company recorded a $9,000 provision for loan losses as compared to $57,000 provision during the previous fiscal year. The higher provision for loan losses for fiscal 1997 was due to increases in the automobile loan portfolio which are believed to have greater risk than one- to four-family mortgage lending. Future additions to the loan loss allowance will be based on the analysis of the loan portfolio as described above, and, accordingly, are not predictable. During fiscal year 1998, off a total of $5,000 in loans were charged off as compared to a total of $9,000 in charge-offs during fiscal year 1997.

    NONINTEREST INCOME. Noninterest income was $44,000 for fiscal years 1997 and 1998.

    NONINTEREST EXPENSE. For fiscal year 1998, total noninterest expenses were $590,000 as compared to $525,000 for fiscal year 1997. The increase in this expense level was due mainly to increases in salaries and employee benefits of $28,000 and other expenses of $36,000.

    INCOME TAX EXPENSE.  Income tax expense for fiscal year
1998 amounted to $50,000 as compared to $38,000 for fiscal year 1997. The $12,000 increase was directly attributable to the increased level of pre-tax income in 1998 as compared to 1997. The Company's effective tax rates for fiscal years 1998 and 1997 were 26.2% and 30.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently 4%) depending upon economic conditions and deposit flows, is based upon a percentage of its deposits and short-term borrowings. The required ratio at December 31, 1998 was 4% and its actual liquidity ratio at December 31, 1998 was 18.43%. It is the Company's belief that upon completion of the conversion its liquidity ratio will increase due to the additional funds it will receive.

     The Company's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits and funds provided from operations. The Company is also able to obtain advances from the FHLB of New York, although historically it has done this rarely. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing time certificates and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

     Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of its ability to generate funds.

     A major portion of the Company's liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon its operating, investing, lending and financing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $2.1 million.

     The Company's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 1998 and 1997, purchases of investment and mortgage-backed securities totaled $3.0 million and $ 8.8 million, respectively, while loan originations totaled $7.2 million and $4.3 million, respectively. These investments were funded in part by loan and securities and mortgage-backed securities repayments and maturities and an increase in time certificates received for the years ended December 31, 1998 and 1997.

     At December 31, 1998, the Company had $298,000 in outstanding commitments to originate fixed-rate loans with rates that ranged from 7% to 8.99%. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $9.6 million at December 31, 1998. Based on historical experience management believes that a significant portion of such deposits will remain with the Company.

     The Company is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see " Item 1. Description of Business --
Regulation -- Regulation of the Association -- Regulatory
Capital Requirements."

IMPACT OF INFLATION AND CHANGING PRICES

     The Company's financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of its operations. As a result, interest rates have a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Association adopted the remaining provisions of Statement of Financial Accounting
Standards ("SFAS") No. 125, Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities, which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Association.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share." SFAS 128 requires the disclosure of basic and diluted earnings per share. It establishes rules for calculating diluted earnings per share based upon the effect of agreements by publicly traded companies to issue additional stock. SFAS 128 is now effective and will require the Company, after the conversion, to report in addition to basic earnings per share, diluted earnings per share which would show, for example, the effect on earnings per share of the exercise of outstanding stock options, if any.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires that comprehensive income and its effect on equity must be disclosed prominently in the notes to the financial statements. Comprehensive income includes net income as adjusted for items that are recorded as direct entries to equity. Only the impact of unrealized gains or losses on securities available-for-sale is disclosed as an additional component of its income under the requirements of SFAS 130. SFAS 130 imposes disclosure requirements only and does not affect the Company's financial condition or results of operations. Comprehensive income (loss) for the year ended December 31, 1998 was $140,000 and was $100,000 for 1997.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments of their business on their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. The Company anticipates that, in the near future, the Company's business will comprise only one segment and hence SFAS 131 will not have a material effect on its financial disclosures. However, if the Company engages in material non-banking business in the future, separate segment disclosure may be required.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends existing disclosure rules regarding pension and other post-retirement benefits to standardize the disclosure formats effective for fiscal years beginning after December 15, 1997. Disclosures regarding pensions and other non-pension post-retirement benefits have been combined. SFAS 132 addresses disclosure issues only and does not require any substantive change in accounting treatment for the benefits covered by it. Hence, the implementation of SFAS 132 will have no effect on the Company's financial condition or results of operations.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value depends on the intended use of the derivative and the type of risk being hedged. SFAS 133 is effective for the Company and the Association for all fiscal quarters beginning January 1, 2000. Earlier adoption is permitted although the Company does not expect to do so. SFAS No. 133 also permits certain reclassifications of securities among the trading, available for sale and held to maturity classifications. The Company has no current intention to reclassify any securities pursuant to SFAS 133. The Company does not presently use derivatives and the adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


               MORROW & POULSEN, P.C.
            CERTIFIED PUBLIC ACCOUNTANTS
                 145 Clinton Street
                Watertown, NY  13601



            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
  and Stockholders
Peoples Bankcorp, Inc.

     We have audited the accompanying consolidated statement of financial condition of Peoples Bankcorp, Inc. and subsidiary (the Company) as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Peoples Bankcorp, Inc. as of December 31, 1997 were audited by other auditors whose report dated July 24, 1998, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the December 31, 1998 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Peoples Bankcorp, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                   MORROW & POULSEN, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   /s/ Morrow & Poulsen, P.C.
                                   -----------------------------

MARCH 3, 1999
WATERTOWN, NEW YORK

                         KPMG LLP
                   113 South Salina Street
                   Syracuse, New York  13202



                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ogdensburg Federal Savings and Loan Association:

We have audited the accompanying statement of financial condition of Ogdensburg Federal Savings and Loan Association as of December 31, 1997, and the related statements of income, equity and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ogdensburg Federal Savings and Loan Association as of December 31, 1997, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

July 24, 1998

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              DECEMBER 31, 1998 AND 1997
                    (IN THOUSANDS)

______________________________________________________________________________


                                                          1998          1997
                                                       --------       --------

      ASSETS
Cash and Cash Equivalents:
  Cash and due from banks                              $ 1,194        $   674
  Interest-bearing deposits with other banks             1,281            553
                                                       -------        -------
            Total Cash and Cash Equivalents              2,475          1,227
Securities available-for-sale, at fair value                 0            737
Securities held-to-maturity (fair value of $2,069 at
  December 31, 1998 and $4,038 at December 31, 1997)     2,057          4,031
Loans, net of deferred fees                             19,984         16,832
  Less - allowance for loan losses                         169             64
                                                       -------        -------
                Net Loans                               19,815         16,668
Premises and equipment, net                                434            434
Federal Home Loan Bank Stock, at cost -
  required by law                                          139            137
Accrued interest receivable                                151            125
Real estate owned                                            0             40
Other assets                                                 3              3
                                                       -------        -------
TOTAL ASSETS                                           $25,074        $23,402
                                                       =======        =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
      Demand accounts - non-interest bearing           $   642        $   638
      Savings and club accounts - interest bearing       2,806          2,733
      Time certificates - interest bearing              16,453         16,306
      NOW and money market accounts -
         interest bearing                                2,293          2,088
                                                       -------        -------
                Total Deposits                          22,194         21,765
Advance payments by borrowers for property
  taxes and insurance                                        3              3
Other liabilities                                          266             57
                                                       -------        -------
                Total Liabilities                       22,463         21,825
                                                       -------        -------
Commitments and contingencies (Note 10)
  Stockholders' Equity:
    Preferred stock $.01 par value per share,
      500,000 shares authorized, no shares
      issued or outstanding                                  0              0
    Common stock of $.01 par value, 3,000,000
      shares authorized, 134,390 shares issued
      and outstanding at December 31, 1998 (none
      at December 31, 1997)                                  1              0
    Additional paid-in capital                           1,000              0
    Retained earnings - substantially restricted         1,717          1,576
    Accumulated other comprehensive income                   0              1
    Loan to employee stock ownership plan                 (107)
                                                       -------        -------
         Total Stockholders' Equity                      2,611          1,577
                                                       -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $25,074        $23,402
                                                       =======        =======

See accompanying notes to consolidated financial statements.
_____________________________________________________________________________

              PEOPLES BANKCORP, INC. AND SUBSIDIARY
              =====================================

                CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1998 AND 1997
               (IN THOUSANDS EXCEPT FOR SHARE DATA)

__________________________________________________________________________

                                                    1998            1997
                                                  --------        --------
Interest Income:
  Loans                                           $1,537          $1,330
  Securities                                         206             277
  Other short-term investments                        61              55
                                                  ------          ------
          Total Interest Income                    1,804           1,662
                                                  ------          ------

Interest Expense:
  Deposits                                         1,058             998
  Borrowings                                           0               0
                                                  ------          ------
          Total Interest Expense                   1,058             998
                                                  ------          ------

          Net Interest Income                        746             664

Provision for Loan Losses                              9              57
                                                  ------          ------
          Net Interest Income After
             Provision For Loan Losses               737             607
                                                  ------          ------

Non-Interest Income:
  Service charges                                     30              30
  Net gain on sale of securities                       1
  Other                                               13              14
                                                  ------          ------
          Total Non-Interest Income                   44              44
                                                  ------          ------

Non-Interest Expenses:
  Salaries and employee benefits                     286             258
  Directors' fees                                     43              39
  Building, occupancy and equipment                   63              73
  Data processing                                     34              28
  Postage and supplies                                31              25
  Deposit insurance premium                           13              11
  Insurance                                           10              17
  Other                                              110              74
                                                  ------          ------
          Total Non-Interest Expenses                590             525
                                                  ------          ------

Income before Income Tax Expense                     191             126

Income Tax Expense                                    50              38
                                                  ------          ------
Net Income                                        $  141          $   88
                                                  ======          ======
Earnings Per Share - Basic and Diluted               N/A             N/A
  (See Note 1)
See accompanying notes to consolidated financial statements.
________________________________________________________________________

              PEOPLES BANKCORP, INC. AND SUBSIDIARY
              ======================================

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1998 AND 1997
                          (IN THOUSANDS)

______________________________________________________________________________________


                                                        Loan to         Retained      Accumulated
                                         Additional     Employee        Earnings         Other
                                Common    Paid-in       Stock        Substantially  Comprehensive
                                Stock     Capital    Ownership Plan    Restricted        Income       Total
Balance at
   December 31, 1996            $          $           $                $1,488        $(11)           $1,477

Comprehensive Income:
   Change in net unrealized
   gain (loss) on securities,
   net of tax and reclassifi-
   cation adjustment                                                                    12                12

Net Income                                                                  88                            88
                                                                        ------        ----            ------
     Comprehensive Income                                                   88          12               100
                                                                        ------        ----            ------

Balance at
   December 31, 1997                                                     1,576           1             1,577

Comprehensive Income:
   Change in net unrealized
   gain (loss) on securities,
   net of tax and reclassifi-
   cation adjustment                                                                    (1)               (1)

Net Income                                                                 141                           141
                                                                        ------        ----            ------
     Comprehensive Income                                                  141          (1)              140

Sale of Common Stock                1       1,000                                                      1,001

Loan to Employee Stock
   Ownership Plan                                       (107)                                           (107)
                                -----      ------      -----            ------        ----           -------
Balance at
    December 31, 1998           $   1      $1,000      $(107)           $1,717        $  0           $ 2,611
                                =====      ======      =====            ======        ====           =======

See accompanying notes to consolidated financial statements.

_____________________________________________________________________________________________________________

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1998 AND 1997
                    (IN THOUSANDS)

________________________________________________________________________________

                                                         1998            1997
Cash Flows from Operating Activities:
         Net income                                    $   141          $   88
         Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                    15              21
           (Increase) decrease in accrued interest
            receivable                                     (26)            (33)
           Provision for loan losses                         9              57
           Loss on sale of real estate owned                10
           Net gains on sales of securities                 (1)
           Net amortization (accretion) of
             premiums/discounts                            (82)           (196)
           Increase in other liabilities                   209              39
           Deferred income taxes                                           (14)
           (Increase) decrease in other assets                              17
                                                       -------          ------
Net Cash Provided (Used) by Operating Activities           275             (21)
                                                       -------          ------
Cash Flows from Investing Activities:
         Net increase in loans                          (3,156)         (1,406)
         Proceeds from sales of securities available-
           for-sale                                        719
         Proceeds from maturities and principal
           reductions of securities available-for-sale      19              83
         Purchases of securities held-to-maturity       (2,957)         (8,796)
         Proceeds from maturities and principal
           reductions of securities held-to-maturity     5,012           8,523
         Purchase of FHLB stock - required by law           (2)             (1)
         Purchase of premises and equipment                (15)
         Proceeds from sale of real estate owned            30
                                                       -------          ------
Net Cash Used by Investing Activities                     (350)         (1,597)
                                                       -------          ------
Cash Flows from Financing Activities:
         Increase in deposits                              429           1,276
         Decrease in advance payments by borrowers
           for property taxes and insurance                                 (2)
         Sale of stock                                   1,344
         Cash paid for cost of stock conversion           (343)
         Increase in loan to employee stock
           ownership plan                                 (107)
                                                       -------          ------
Net Cash Provided by Financing Activities                1,323           1,274
                                                       -------          ------
Net Increase (Decrease) in Cash and Cash Equivalents     1,248            (344)

Cash and Cash Equivalents at Beginning of Year           1,227           1,571
                                                       -------          ------
Cash and Cash Equivalents at End of Year               $ 2,475          $1,227
                                                       =======          ======

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (CONT.)
        YEARS ENDED DECEMBER 31, 1998 AND 1997
                    (IN THOUSANDS)

_______________________________________________________________________________

                                                         1998            1997
Supplemental Disclosure of Cash Flow
         Information:
           Non-cash investing activities:
           Loans transferred to real estate owned
              through foreclosure                        $     0         $  40


Cash Paid During the Year for:
   Interest                                               1,058           998
   Income taxes                                              87             0


See accompanying notes to consolidated financial statements.

________________________________________________________________________________

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998 AND 1997
________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Peoples Bankcorp, Inc. ("the Company" or "the Parent") was incorporated on September 17, 1998 in connection with its wholly-owned subsidiary's, Ogdensburg Federal Savings and Loan Association ("the Bank"), conversion from a Federally-chartered mutual saving and loan to a Federally-chartered stock savings and loan, as approved by the Office of Thrift Supervision ("OTS"). The accounting principles used and methods of applying them conform with generally accepted accounting principles and practices within the savings and loan industry. The following are descriptions of the more significant of the accounting and reporting policies.

(A)  BASIS OF FINANCIAL STATEMENT PRESENTATION

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Actual results could differ significantly from those estimates.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies," as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(B)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include vault cash and amounts duefrom banks which represents short-term highly liquid investments.

(D)  SECURITIES

The Bank classifies its debt securities as either available-for-sale or held-to-maturity as the Bank does not hold any securities considered to be trading. Held-to-maturity securities are those debt securities the Bank has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(D)  SECURITIES (CONT.)

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a separate component of equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the fair value of an available-for-sale or held-to maturity security that is deemed to be other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are calculated using the specific identification method for determining the cost of the securities sold.

(E)  LOANS

Loans are reported at the principal amount outstanding, net of deferred fees. Fees and certain direct origination costs related to lending activities are recognized using the interest method over the contractual lives of the loans. Management has the ability and intent to hold its loans to maturity.

Interest on loans is accrued and included in income at contractual rates applied to the principal outstanding. The accrual of interest on loans (including impaired loans) is generally discontinued and previously accrued interest is reversed or an allowance is established when loan payments are 90 days or more past due or when, by the judgment of management, collectibility becomes uncertain. The allowance is established by a charge to interest income equal to all interest previously accrued. Subsequent recognition of income occurs only to the extent that payment is received. Loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms.

(F)  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses consists of the provision charged to operations based upon past loan loss experience, management's evaluation of the loan portfolio under current economic conditions and such other factors that require current recognition in estimating loan losses. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(F)  ALLOWANCE FOR LOAN LOSSES (CONT.)

The Bank estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. Residential mortgage loans, consumer loans and home equity lines of credit are evaluated collectively since they are homogenous and generally carry smaller individual balances. Impairment losses are included as a component of the allowance for loan losses. The Bank recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgement and the related factors discussed above.

(G)  REAL ESTATE OWNED

Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses.

(H)  PREMISES AND EQUIPMENT

Land is carried at cost and buildings and improvements and furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets (10-36 years for building and improvements and 5-7 years for furniture and equipment).

(I)  EMPLOYEE BENEFIT PLANS

The Bank has a non-contributory multiemployer pension plan which participates in the Financial Institutions Retirement Fund. All full-time employees are covered by the plan.

The Bank has a defined contribution 401(k) Plan (the Plan) for all eligible salaried employees. Employees are permitted to contribute up to 15% of base pay to the Plan, subject to certain limitations. The Bank matches each employee's contribution up to 5%.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(J)  INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(K)  COMPREHENSIVE INCOME

On January 1, 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying of comprehensive income and its components. Comprehensive income includes the reported net income of a bank adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

The following summarizes the components of other comprehensive income (in thousands):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                           1998       1997
Other comprehensive income, before tax:
         Net unrealized holding gain (loss) on
         securities                                        $0          $17
         Reclassification adjustment for (gains)
         losses included in net income                     (1)           0
                                                          ---          ---
Other comprehensive income, before tax                    ($1)         $17
Income tax expense related to items of
         other comprehensive income                         0            5
                                                          ---          ---
Other comprehensive income, net of tax                    ($1)         $12
                                                          ===          ===

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(L)   EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on a retroactive basis, which requires entities report both basic and diluted earnings per share for 1998 and all prior years.
Because of the conversion from a Federally-chartered mutual savings and loan to a Federally chartered stock savings and loan on December 28, 1998, there were no outstanding shares of common stock and no earnings per share data for December 31, 1997.

Since the shares were issued on December 28, 1998, the computation of weighted average shares outstanding for 1998 would be distorted and, therefore, earnings per share for 1998 were not computed.

(M)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank does not engage in the use of derivative financial instruments. The Bank's off-balance sheet financial instruments are limited to commitments to extend credit.

(N)    NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Bank adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Bank.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(2)   SECURITIES

Securities are summarized as follows (in thousands):

                                             . . . . . . DECEMBER 31, 1998. . . . . . .
                                                           GROSS       GROSS
                                             AMORTIZED  UNREALIZED   UNREALIZED   FAIR
                                                COST       GAINS       LOSSES     VALUE
Held-to-Maturity:
   U.S. Government and federal agency
     securities                              $2,000      $    7      $     0     $2,007
   Mortgage-backed securities - GNMA             57           5            0         62
                                             ------      ------      -------     ------
                                             $2,057      $   12      $     0     $2,069
                                             ======      ======      =======     ======

                                             . .. . . . . . . DECEMBER 31, 1997. . . . .
                                                           GROSS       GROSS
                                             AMORTIZED  UNREALIZED   UNREALIZED   FAIR
                                                COST       GAINS       LOSSES     VALUE
Available-for Sale:
    Mortgage-back  securities - GNMA         $  736     $    1       $   0        $  737
                                             ------      -----       -----        ------
                                             $  736      $   1       $   0        $  737
                                             ======      =====       =====        ======
Held-to-Maturity:
    U. S. Government and federal agency
      securities                             $3,962      $   3       $   3        $3,962
    Mortgage-backed securities - GNMA            69          7           0            76
                                             ------      -----       -----        ------
                                             $4,031      $  10       $   3        $4,038
                                             ======      =====       =====        ======

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(2)    SECURITIES (CONT.)

The following table presents the carrying value and fair value of securities based on the earlier of call or maturity date at December 31, 1998:

                                          AMORTIZED      FAIR
                                             COST        VALUE
                                             (IN THOUSANDS)
Held-to-maturity:
   Due within one year                    $2,000        $2,007
   Due after one year through five years       0             0
   Due after ten years                        57            62
                                          ------        ------
                                          $2,057        $2,069
                                          ======        ======

The following table presents the carrying value and fair value of securities based on the earlier of call or maturity date at December 31, 1997:

                                          AMORTIZED      FAIR
                                             COST        VALUE
                                             (IN THOUSANDS)
Available-for sale:
   Due after ten years                    $  736        $  737
                                          ------        ------
                                          $  736        $  737
                                          ======        ======

Held-to-maturity:
   Due within one year                    $2,962        $2,959
   Due after one year through five years   1,000         1,003
   Due after ten years                        69            76
                                          ------        ------
                                          $4,031        $4,038
                                          ======        ======

The amortized cost and fair value of mortgage-backed securities are presented by contractual maturity in the preceding table.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Gross gains of $1,000 were realized on sales of available-for-sale securities during the year ended December 31, 1998. There were no sales of securities during the year ended December 31, 1997.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(3)   LOANS RECEIVABLE

Loans are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Mortgages:
   One to four family residential                  $12,541        $11,893
   Commercial                                          755            706
   Construction                                         52             67
                                                   -------        -------
                                                    13,348         12,666
Other Loans:
   Automobile                                        4,006          2,121
   Home equity                                       1,073          1,226
   Passbook                                            203            217
   Commercial                                          337            100
   Other                                             1,021            526
                                                   -------        -------
                                                     6,640          4,190
                                                   -------        -------

                  Total Loans                       19,988         16,856

Less - Net Deferred Fees                                 4             24
                                                   -------        -------
                                                   $19,984        $16,832
                                                   =======        =======

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                           1998       1997
Balance at beginning of period                             $  164    $ 116
Provision charged to operations                                 9       57
Recoveries                                                      1        0
Loans charged off                                              (5)      (9)
                                                           ------    -----
Balance at end of period                                   $  169    $ 164
                                                           ======    =====

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(3)   LOANS RECEIVABLE (CONT.)

At December 31, 1998 and December 31, 1997, impaired loans totaled $64,000 and $271,000, respectively, with no related allowance for loan losses as a result of cash flow analysis. The average recorded investment in impaired loans was $180,000 and $23,000 during the years ended December 31, 1998 and 1997, respectively. Interest income recognized on impaired loans was $20,000 and $-0- during the years ended December 31, 1998 and 1997, respectively.

The principal balances of loans not accruing interest amounted to approximately $24,000 and $293,000 at December 31, 1998 and 1997, respectively. The interest income foregone for non-accruing loans was approximately $1,000 and $8,000 during the years ended December 31, 1998 and 1997, respectively.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. The following table presents a summary of the activity with respect to loans to directors and executive officers at December 31, 1998 and 1997:

                                                        DECEMBER 31,
                                                    1998           1997

Balance outstanding - beginning of year            $ 209,552      $ 308,989
New loans                                            584,500         14,500
Principal repayments                                (163,908)      (113,937)
                                                   ---------      ---------
Balance outstanding - end of year                  $ 630,144      $ 209,552
                                                   =========      =========

(4)   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Land                                               $125           $125
Buildings and improvements                          429            429
Furniture and equipment                              16             63
                                                   ----           ----
                                                    570            617
Less - accumulated depreciation and amortization    136            183
                                                   ----           ----
                                                   $434           $434
                                                   ====           ====

Depreciation and amortization expense amounted to $15,000 and $21,000 during the years ended December 31, 1998 and 1997, respectively.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(5)   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Loans                                              $104           $ 91
Securities                                           47             34
                                                   ----           ----
                                                   $151           $125
                                                   ====           ====

(6)   DEPOSITS

At December 31, 1998 and 1997, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately
$2,214,000 and $1,677,000, respectively. Deposit balances in excess of $100,000 are not insured by the FDIC.

Contractual maturities of time certificates are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Within one year                                     $11,621       $14,427
One through two years                                 4,255         1,339
Two through three years                                 565           381
Three through four years                                  4           155
Four through five years                                   8             4
                                                    -------       -------
                      Total Time Certificates       $16,453       $16,306
                                                    =======       =======

Interest expense on deposits is summarized as follows (in thousands):

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    1998           1997

Savings, club and escrow accounts                  $   82         $ 79
Time certificates                                     942          883
NOW accounts and money market accounts                 34           36
                                                   ------         ----
                                                   $1,058         $998
                                                   ======         ====

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(7)   BORROWINGS

The Bank is a member of the Federal Home Loan Bank of New York
(FHLB). As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. At December 31, 1998 and 1997, the Bank may borrow up to 30 percent of total assets.

During 1998 and 1997 the Bank did not hold borrowings with the FHLB.

(8)   INCOME TAXES

Income taxes were allocated as follows (in thousands):

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    1998           1997
Income before income tax expense                   $ 50           $ 38
Changes in equity, for changes in
    unrealized gains on securities                    0              5
                                                   ----           ----
                                                   $ 50           $ 43
                                                   ====           ====


The components of income tax expense attributable to income from operations are (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Current:
   Federal                                         $ 48           $ 46
   State                                              8              6
                                                   ----           ----
                                                   $ 56           $ 52
                                                   ----           ----

Deferred:
   Federal                                         $ (4)          $(12)
   State                                             (2)            (2)
                                                   ----           ----
                                                   $ (6)          $(14)
                                                   ----           ----
                                                   $ 50           $ 38
                                                   ====           ====

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(8)   INCOME TAXES (CONT.)

Actual tax expense attributable to income before income taxes differed from "expected" tax expense, computed by applying the
U. S. Federal statutory tax rate of 34% to income before income tax as follows (in thousands):

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                      1998           1997
Computed "expected" tax expense                       $  65          $  43
Increase (decrease) in income taxes resulting from:
     States taxes, net of:
        Federal tax benefits                              1              3
        Benefit of Federal tax rates
             below statutory rates                       (7)            (7)
        Other items, net                                 (9)            (1)
                                                       ----           ----
                                                      $  50          $  38
                                                       ----           ----
Effective tax rate                                     26.2%          30.1%
                                                       ====           ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are (in thousands):

                                                        DECEMBER 31,
                                                    1998           1997

Deferred tax assets:
   Allowance for loan losses                       $ 61           $ 60
   Net deferred loan fees                             7              8
   Accrued expenses                                   6              2
   Other                                              0              4
                                                   ----           ----
Total Gross Deferred Tax Assets                    $ 74           $ 74

Deferred tax liabilities:
   Accumulated depreciation on
       premises and equipment                      $  7           $  7
   Accrued interest receivable                       54             55
   Bad debt reserves in excess of
      base year reserve                              10             15
                                                   ----           ----
Total Gross Deferred Tax Liabilities               $ 71           $ 77
                                                   ----           ----
Net Deferred Tax Assets (Liabilities)              $  3           $ (3)
                                                   ====           ====

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(8)   INCOME TAXES (CONT.)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Management believes that no valuation allowance is necessary.

Included in retained earnings at December 31, 1998 and 1997 is approximately $426,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a bank for Federal income tax purposes, would result in taxable income to the Bank.

(9)   PENSION PLAN

The Bank has a non-contributory multiemployer pension plan.

The Bank participates in the Financial Institutions Retirement Fund. The Fund is a tax-qualified pension trust covering 298 participating employers. Separate actuarial valuations are not made with respect to each employer. All full-time employees of the Bank are covered by the plan. Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions requires that in multiemployer plans, pension expense is equal to contributions required each accounting period. During the years ended December 31, 1998 and 1997 the Bank was not required to make contributions to the plan and the expense was $-0-.

The plan uses the projected unit credit cost method as its funding method. The maximum number of years in which the initial past service liability would be required to be paid off by any participating employer is 15. Actuarial gains and losses are spread as a part of the valuation method.

The Bank adopted a 401(k) Plan effective January 1, 1994 covering all full-time employees. The Bank matches an employee's contribution up to a maximum of 5%. The expense for this Plan was $10,000 for the years ended December 31, 1998 and 1997.

(10)   COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credits, market and interest rate risk in excess of the amounts recognized in the balance sheet. Credit risk represents the accounting loss that would be recognized at the reporting date if obligated counterparties failed completely to perform as contracted. Market risk represents risk that future changes in market prices make financial instruments less valuable.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(10)   COMMITMENTS AND CONTINGENCIES (CONT.)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's evaluation of the customer's financial position. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate.

Commitments to originate fixed and adjustable rate loans are as follows (in thousands):

                                       DECEMBER 31,
                                          1998
Fixed rate:
     7.00-7.99%                           $244
     8.00-8.99%                             55
                                          ----
           Total Fixed Rate               $299

Adjustable rate                             75
                                          ----
Total Commitments to Originate Loans      $374
                                          ====


Unused lines of credit, which includes home equity, consumer and commercial, amounted to $404,000 and $345,000 at December 31, 1998 and 1997, respectively.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments is represented by the contractual or notional amount of these instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Bank controls its credit risk through credit approvals, limits, and monitoring procedures.

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(11)   CONCENTRATIONS OF CREDIT

A substantial portion of the Bank's loans are mortgages in Northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in this area. A majority of the Bank's loan portfolio is secured by real estate.

The Bank's concentrations of credit risk are disclosed in the schedule of loan classifications. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

(12)   REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted tangible assets (as defined), and tangible capital to tangible assets (as defined). As discussed in greater detail below, as of December 31, 1998, the Bank met all of the capital adequacy requirements to which it is subject.

As of November 2, 1998, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(12)   REGULATORY MATTERS (CONT.)

The following is a reconciliation of the Bank's GAAP and Regulatory capital at December 31, 1998 and 1997 (in thousands):


                                       GAAP    TANGIBLE         CORE          RISK-BASED
                                      CAPITAL  CAPITAL     %   CAPITAL   %      CAPITAL     %
December 31, 1998                     $2,218   $2,218           $2,218         $2,218

Regulatory capital adjustments:
   General allowance
       for loan losses (up to 1.25%
       of risk-weighted assets)
                                                                                  169
                                               ------           ------         ------
Total regulatory capital                       $2,218    9.0%   $2,218   9.0%  $2,387     16.1%
Regulatory capital requirement                    370    1.5%      740   3.0%   1,190      8.0%
                                               ------           ------         ------
Regulatory capital excess                      $1,848           $1,478         $1,197
                                               ======           ======         ======


                                       GAAP    TANGIBLE         CORE          RISK-BASED
                                      CAPITAL  CAPITAL     %   CAPITAL   %      CAPITAL     %
December 31, 1997                     $1,577   $1,577           $1,577         $1,577

Regulatory capital adjustments:
   General allowance
       for loan losses (up to 1.25%
       of risk-weighted assets)
                                                                                  150
Net unrealized gain on securities
   available-for-sale                              (1)              (1)            (1)
                                               ------           ------         ------
Total regulatory capital                       $1,576    6.7%   $1,576   6.7%  $1,726     14.4%
Regulatory capital requirement                    351    1.5%      702   3.0%     958      8.0%
                                               ------           ------         ------
Regulatory capital excess                      $1,225           $  874         $  768
                                               ======           ======         ======

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(12)   REGULATORY MATTERS (CONT.)

The following is a summary of the Bank's actual capital amounts and ratios compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well capitalized institution under prompt corrective action provisions (in thousands):

                                                                               TO BE CLASSIFIED
                                                                                   AS WELL-
                                                             MINIMUM          CAPITALIZED UNDER
                                                         CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                             ACTUAL         REQUIREMENT       ACTION PROVISIONS
                                         AMOUNT  RATIO   AMOUNT     RATIO     AMOUNT      RATIO
AS OF DECEMBER 31, 1998

Total capital (to risk weighted assets)  $2,387  16.1%   $1,190     8.0%      $1,487      10.0%
Tier I Capital (to risk weighted assets)  2,218  14.9       595     4.0          892       6.0
Tier I Capital (to adjusted tangible
   assets)                                2,218   9.0       740     3.0        1,234       5.0
Tangible Capital (to tangible assets)     2,218   9.0       370     1.5            -       N/A

As of December 31, 1997

Total capital (to risk weighted assets)  $1,726  4.4%    $  958     8.0%      $1,198      10.0%
Tier I Capital (to risk weighted assets)  1,576 13.2        479     4.0          719       6.0
Tier I Capital (to adjusted tangible
   assets)                                1,576  6.7        702     3.0        1,170       5.0
Tangible Capital (to tangible assets)     1,576  6.7        351     1.5            -       N/A


PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(13)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Bank in estimating fair values of financial instruments:

     CASH AND CASH EQUIVALENTS: The fair values are considered to approximate the carrying values, as reported in the balance sheet.

     SECURITIES: Fair values of securities are based on exchange quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

     LOANS:   For variable rate loans that reprice frequently
and loans due on demand with no significant change in credit risk, fair values are considered to approximate carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold on the secondary market, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit rating. The carrying amount of accrued interest approximates its fair value.

     FHLB STOCK: The carrying value of this instrument, which is redeemable at par, approximates fair value.

     OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Bank's off-balance-sheet instruments (lines of credit and commitments to fund loans) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of these financial instruments is immaterial and has therefore been excluded from the table below.

     DEPOSITS: The fair values of demand, savings, club, NOW and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate time certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these products to a schedule of aggregated expected monthly maturities on time deposits.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(13)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying values and fair values of the Bank's financial instruments are as follows (in thousands):

                                                DECEMBER 31,
                                        1998                     1997
                                  CARRYING  FAIR         CARRYING    FAIR
                                   AMOUNT   VALUE          AMOUNT    VALUE
Financial assets:
   Cash and cash equivalents      $ 2,475   $ 2,475      $ 1,227     $ 1,227
   Securities                       2,057     2,069        4,768       4,775
   Loans, net                      19,815    20,062       16,668      16,306
   FHLB stock                         139       139          137         137
   Accrued interest receivable        151       151          125         125

Financial liabilities:
   Deposits:
        Demand accounts               642       642          638         638
        Savings and club
         accounts                   2,806     2,806        2,733       2,733
        Time certificates          16,453    16,536       16,306      16,329
        NOW and money market
         accounts                   2,293     2,293        2,088       2,088

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14)   YEAR 2000 COMPUTER COMPLIANCE

The Year 2000 (Y2K) issue is the result of computer programs using two-digits, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Bank developed a three phase program for Y2K information System's compliance.

     Phase I is to identify those systems with which the Bank has exposure to Y2K issues.

     Phase II is the development and implementation of action plans to be Y2K compliant in all areas.

     Phase III, to be completed early in 1999, is the final testing of each major area of exposure to ensure compliance.

The Bank does not anticipate significant cost to replace existing hardware or software. The teller/platform computer system is in the process of being replaced with a new system.
The cost of the new system will be approximately $60,000 and it will be Y2K compliant.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(14)   YEAR 2000 COMPUTER COMPLIANCE (CONT.)

The greatest potential for problems, however, is the data processing provided by its third party service bureau. The service bureau with which the Bank operates is providing it with periodic updates to its compliance progress. The first two phases of testing were completed as of December 31, 1998 and the service bureau has indicated that it will be compliant by that date. The Bank is in the process of developing a contingency plan to deal with the potential that its service bureau is unable to bring its systems into compliance. If the service bureau is not Y2K compliant, the Bank would use manual systems. The use of manual systems, however, could result in data processing delays or errors.

The Bank has also evaluated its non-information technology systems to determine if these systems could be impacted by the year 2000 problem. The Bank has determined that the only system of this type that could be affected is its alarm system. The Bank has been informed, however, by the vendor that the System is Year 2000 compliant and has been fully tested.

(15)    CONVERSION FROM MUTUAL TO STOCK ORGANIZATION

On December 28, 1998 the Bank converted from a Federally chartered mutual savings and loan to a Federally chartered stock savings and loan. In connection with this conversion, the Bank issued all of its stock to the Parent and the Company issued 134,390 shares of common stock and received gross proceeds of $1,343,900. Costs associated with the conversion of $342,556 were accounted for as a reduction of gross proceeds.

At the time of conversion, the Bank established a liquidation account, which is a memorandum account that does not appear on the statement of financial condition, in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus.
The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

(16)   EMPLOYEE STOCK OWNERSHIP PLAN

On December 28, 1998, the board of directors adopted an Employee Stock Ownership Plan ("ESOP") to provide stock awards to eligible employees of the Company. The Company issued a promissory note to the ESOP for $107,510 to purchase shares of the Company's common stock. The ESOP will repay the note in annual payments of principal and interest through December 31, 2008. The first payment will be due on December 31, 1999.

The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's board of directors. At
December 31, 1998 there were no contributions to the ESOP.

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(17)   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Peoples Bankcorp, Inc.
is as follows:

                                                   DECEMBER 31,
                                                       1998
                                                  (IN THOUSANDS)
BALANCE SHEET

Assets:
    Cash - interest bearing deposits with other
         banks                                        $  393
    Investment in common stock of Ogdensburg
         Federal Savings and Loan Association          2,218
                                                      ------

                 Total Assets                         $2,611
                                                      ======

Liabilities and Stockholders' Equity:
    Stockholders' Equity                              $2,611
                                                      ------
                 Total Liabilities and
                   Stockholders' Equity               $2,611
                                                      ======


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                       1998
                                                  (IN THOUSANDS)
STATEMENT OF INCOME

Interest on investments                               $   0
                                                      -----
Income before equity in undistributed net
    income of Ogdensburg Federal Savings and Loan
   Association                                        $   0
Equity in undistributed net income of Ogdensburg
   Federal Savings and Loan Association                 140
                                                      -----
                   Net Income                         $ 140
                                                      =====

PEOPLES BANKCORP, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 (CONT.)
________________________________________________________________

(17)   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONT.)

                                                   YEAR ENDED
                                                   DECEMBER 31,
                                                       1998
                                                  (IN THOUSANDS)
STATEMENT OF CASH FLOWS

Cash Flows from Operating Activities:
    Net income                                       $  140
   Adjustments to reconcile net income to net
       cash provided by operating activities:
         Equity in undistributed net income of
            Ogdensburg Federal Savings and Loan
            Association                                (140)
                                                     ------
Net Cash Provided by Operating Activities            $    0
                                                     ------

Cash Flows from Investing Activities:
    Investment in common stock of Ogdensburg
       Federal Savings and Loan Association          $ (501)
                                                     ------

Net Cash Used by Investing Activities                $ (501)
                                                     ------

Cash Flows from Financing Activities:
    Proceeds from issuance of common stock           $1,344
   Cost associated with conversion                     (343)
   Increase in loan to employee stock ownership plan   (107)
                                                     ------
Net Cash Provided by Financing Activities            $  894
                                                     ------

Net Increase in Cash and Cash Equivalents            $  393

Cash and Cash Equivalents at Beginning of Year            0
                                                     ------
Cash and Cash Equivalents at End of Year             $  393
                                                     ======

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     The disclosure required by this item is incorporated by reference to the Company's Current Report on Form 8-K dated
January 1, 1999.


                       PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
          EXCHANGE ACT
--------------------------------------------------------------

     The information required by this item is incorporated by reference to "Proposal I -- Election of Directors" in the Proxy
Statement.

     For certain information regarding the non-director executive officers of the Company, see "Item 1. Description of Business -- Executive Officers."

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
------------------------------------------------------------

     The information required by this item is incorporated by reference to "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy
Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

     (a)  List of Documents Filed as Part of this Report

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

          Independent Auditors' Report of Morrow & Poulsen, P.C. Independent Auditors' Report of KPMG LLP
          Consolidated Statements of Financial Condition as of
             December 31, 1998 and 1997
          Consolidated Statements of Income for the Years
             Ended December 31, 1998 and 1997
          Consolidated Statements of Stockholder's Equity for
             the Years Ended December 31, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1998 and 1997
          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the
Exhibit Index.

                                                     Page in
                                                   Sequentially
No.      Description                               Numbered Copy
---      -----------                               -------------

 3.1     Certificate of Incorporation of Peoples
           Bankcorp, Inc.                                *
 3.2     Bylaws of Peoples Bankcorp, Inc.                *
 4       Form of Common Stock Certificate of
           Peoples Bankcorp, Inc.                        *
10.1     Proposed Peoples Bankcorp, Inc. 1998 Stock
           Option and Incentive Plan                     *
10.2     Proposed Peoples Bankcorp, Inc. Management
           Recognition Plan and Trust Agreement          *+
10.3     Employment Agreement between People's
           Bankcorp, Inc. and Robert E. Wilson           *+
10.4     Guaranty Agreement between People's Bankcorp,
           Inc. and Robert E. Wilson                     *+
10.5     Employment Agreement between Ogdensburg
           Federal Savings and Loan Association and
           Todd R. Mashaw                                *+
21       Subsidiaries
27       Financial Data Schedule (EDGAR only)
________
(*)      Incorporated herein by reference from Registration
         Statement on Form SB-2 filed (File No. 333-63625).
(+) Management contract or compensatory plan or arrangement.

    (B) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 1998.

                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PEOPLES BANKCORP, INC.

March 10, 1999        By: /s/ Robert E. Wilson
                          --------------------------
                          Robert E. Wilson
                          President and Chief Executive Officer
                          (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert E. Wilson                             March 10, 1999
---------------------------------
Robert E. Wilson
President and Chief Executive Officer
(Director and Principal Executive,
  Accounting and Financial Officer)



/s/ Robert E. Hentschel                          March 10, 1999
---------------------------------
Robert E. Hentschel
Chairman of the Board
(Director)


/s/ Anthony P. LeBarge, Sr.                      March 10, 1999
---------------------------------
Anthony P. LeBarge, Sr.



/s/ Wesley L. Stitt                              March 10, 1999
---------------------------------
Wesley L. Stitt
(Director)


/s/ George E. Silver                             March 10, 1999
---------------------------------
George E. Silver
(Director)