Form 10QSB
period 1999-03-31
PEOPLES BANKCORP INC
filed 1999-05-17
CIK 1070243

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999


[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Exchange Act

     For the transition period from ______ to ______

                   Commission file number: 0-25217


                    PEOPLES BANKCORP, INC.
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)


     New York                                    16-1560886
-------------------------------          -----------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)              Identification No.)


        825 State Street, Ogdensburg, New York  13669
----------------------------------------------------------------
       (Address of Principal Executive Offices)

                    (315) 393-4340
----------------------------------------------------------------
    Registrant's Telephone Number, Including Area Code

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of May 10, 1999, the issuer had 134,390 shares of Common
Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                Yes  [   ]     No  [X]
                       CONTENTS

             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
         as of March 31, 1999 (unaudited)
         and December 31, 1998 . . . . . . . . . . . . . . . 3

     Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998
         (unaudited) . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and
         1998 (unaudited). . . . . . . . . . . . . . . . . 5-6

     Notes to Consolidated Financial Statements. . . . . . . 7


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . .8-10


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .11

Item 2. Changes in Securities. . . . . . . . . . . . . . . .11

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .11

Item 4. Submissions of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . .11

Item 5. Other Information. . . . . . . . . . . . . . . . . .11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .11

SIGNATURES

           PART I  -  FINANCIAL INFORMATION

                PEOPLES BANKCORP, INC.
    Consolidated Statements of Financial Condition

         March 31, 1999 and December 31, 1998
                    (In thousands)

                                                March 31,     December 31,
                                                  1999           1998
                                                ---------     ------------
                 ASSETS                                       (Audited)
                 ------
Cash and Cash Equivalents:
    Cash and due from banks                      $ 1,352        $ 1,194
    Interest-bearing deposits with other banks     1,896          1,281
                                                 -------        -------
Total Cash and Cash Equivalents                    3,248          2,475
Securities available-for-sale, at fair value           0              0
Securities held-to-maturity (fair value of
  $1,064 (unaudited) at March 31, 1999 and
  $2,069 at December 31, 1998)                     1,056          2,057

Loans, net of deferred fees                       20,230         19,984
       Less allowance for loan losses                170            169
                                                 -------        -------
            Net loans                            $20,060        $19,815

Premises and equipment, net                          450            434
Federal Home Loan Bank stock, at cost
  required by law                                    139            139
Accrued interest receivable                          115            151
Real estate owned                                      0              0
Other assets                                           7              3
                                                 -------        -------
       TOTAL ASSETS                              $25,075        $25,074
                                                 =======        =======
              LIABILITIES AND EQUITY

Liabilities:
    Deposits:
    Demand accounts - non-interest bearing       $   540        $   642
    Savings and club accounts -interest
      bearing                                      2,907          2,806
    Time certificates -interest bearing           16,684         16,453
    NOW and money market accounts -interest
      bearing                                      1,958          2,293
                                                 -------        -------
       Total deposits                            $22,089        $22,194
                                                 =======        =======
Advance payments by borrowers for property
    taxes and insurance                                3              3
Other liabilities                                    329            266
                                                 -------        -------
       Total liabilities                         $22,421        $22,463
                                                 =======        =======
Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share,
    500,000 shares authorized, no shares
    issued or outstanding                              0              0
  Common stock of $.01 par value, 3,000,000
    shares authorized, 134,390 shares issued
    and outstanding at March 31, 1999 and
    December 31, 1998                                  1              1
  Additional paid-in capital                       1,000          1,000
  Retained earnings                                1,760          1,717
  Accumulated other comprehensive income               0              0
  Loan to employee stock ownership plan             (107)          (107)
                                                 -------        -------
       Total stockholders' equity                $ 2,654        $ 2,611
                                                 -------        -------
       Total liabilities and stockholders'
         equity                                  $25,075        $25,074
                                                 =======        =======
See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                   Consolidated Statements of Income

          For the Three Months Ended March 31, 1999 and 1998
                            (In thousands)


                                           Three Months Ended
                                                March  31,
                                           --------------------
                                            1999          1998
                                           ------        ------
Interest income on:
 Interest income:
    Loans                                  $    411       $371
    Securities                                   26         57
    Other short-term investments                 24         11
                                           --------       ----
          Total interest income                 461        439

Interest expense:
    Deposits                                    254        258
    Borrowings                                    0          0
                                           --------       ----
          Total interest expense                254        258
          Net interest income                   207        181

Provision for loan losses                        11          0
    Net interest income after
      provision for loan losses                 196        181
                                           --------       ----
Non-interest income:
    Service charges                               8          5
    Other                                         7          8
                                           --------       ----
      Total non-interest income                  15         13

Non-interest expenses:
     Salaries and employee benefits              72         77
     Directors fees                              10         13
     Building, occupancy and equipment           14         14
     Data processing                              8          8
     Postage and supplies                         5          3
     Deposit insurance premium                    3          3
     Insurance                                    2          2
     Other                                       33         17
                                           --------       ----
     Total non-interest expenses                147        137

     Income before income tax expense            64         57
Income tax expense                               21         14
                                           --------       ----
     Net income                            $     43       $ 43
                                           ========       ====

Earnings per share
     Basic and diluted                     $    .32        N/A
                                           --------
     Weighted average shares outstanding    134,390        N/A
                                           --------

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                 Consolidated Statements of Cash Flows

              Three  Months Ended March 31, 1999 and 1998
                            (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------      -------
Cash flows from operating activities:
   Net income                                           $   43      $    43
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                      (16)           4
        (Increase)decrease in accrued interest
           receivable                                       36          (22)
        Provision for loan losses                            1            1
        Net gains on sales of securities                     0           (1)
        Net amortization (accretion of
             premium/discounts)                              0          (97)
        Increase in other liabilities                       63           60
        Deferred income taxes                                0            0
        (Increase) decrease in other assets                 (4)          (5)
                                                        ------      -------
               Net cash provided (used) by
                  operating activities                     123          (17)

Cash flows from investing activities:
   Net increase in loans                                  (246)         106
   Proceeds from sales of securities
      available-for-sale                                     0          718
   Proceeds from maturities and principal
      reductions of securities available-for-sale            0           19
   Purchases of securities held-to-maturity                  0       (2,957)
   Proceeds from maturities and principal
      reductions of securities held-to-maturity          1,001        1,981
   Purchase of FHLB stock                                    0            0
   Purchase of fixed assets                                (18)           0
                                                        ------      -------
                 Net cash provided (used) by
                   investing activities                    737         (132)

Cash flows from investing activities:
   Increase in deposits                                   (105)         247
                                                        ------      -------
                 Net cash provided by
                   financing activities                   (105)         247


Net increase (decrease) in cash and cash equivalents       773           98
Cash and cash equivalents at beginning of period         2,475        1,227
                                                        ------      -------
Cash and cash equivalents at end of period              $3,248      $ 1,325
                                                        ======      =======

                        PEOPLES BANKCORP, INC.

                            (In thousands)

                                                        March 31,   March 31,
                                                          1999         1998
                                                        --------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing activities:
      Additions to real estate owned                    $   0        $   0

    Cash paid during the period for:
      Interest                                            254          258
      Income taxes                                         20           42
                                                        =====        =====


See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 1 - PEOPLES BANKCORP, INC.

Peoples Bankcorp, Inc. (the "Company") was incorporated under the laws of the State of New York for the purpose of becoming the holding company of Ogdensburg Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings and loan association. On November 22, 1998, the Company commenced a subscription offering of its shares in connection with the Association's conversion. The Company's offering and the Association's conversion closed on December 28, 1998. A total of 134,390 shares were sold at $10.00 per share.

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the Company's audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

NOTE 3 - PLAN OF CONVERSION

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

     The Company's assets consist primarily of its ownership of the Association. As such, the following discussion relates primarily to the Association's financial condition and results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER
31, 1998

     Total assets at March 31, 1999 amounted to $25.1 million, a $1,000 increase from December 31, 1998's level of $25.1 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents increasing by $773,000 from $2.5 million at December 31, 1998 to $3.2 million at March 31, 1998, an increase of 31.23%. In addition, net loans rose by $245,000, or 1.23%, from $19.8 million at December 31, 1998 to
$20.1 million at March 31, 1999. The growth in the loan portfolio consisted primarily of consumer loans. The growth in cash and cash equivalents and the loan portfolio was financed by the funds received from maturing securities and principal payments thereon. Total liabilities at March 31, 1999 were essentially unchanged from December 31, 1998, decreasing by $42,000 to $22.4 million. Deposits, which comprise the majority of total liabilities, amounted to $22.1 million at March 31, 1999, down from $22.2 million at December 31, 1998 for a decrease of $105,000 with decreases in demand and NOW accounts being partially offset by increases in savings accounts and certificates of deposit. Total stockholders' equity at March 31, 1998 amounted to $2.7 million as compared to $2.6 million at December 31, 1998 with the increase attributable to the retention of earnings from the period. At March 31, 1999 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.2 million (9.2% of adjusted total assets) and total risk-based capital of $2.4 million (16.8% of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
AND 1998

     NET INCOME. Net income for the three months ended March 31, 1999 amounted to $43,000 as compared to $43,000 for the first three months of fiscal 1998 with an increase in net interest income offset by an increase in non-interest expenses.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased from $181,000 for the first three months of 1998 to $207,000 for the first three months of 1999. The increase in net interest income was primarily due to a $40,000 increase in interest income from loans, partially offset by a decrease of $31,000 in interest income from securities due to a reduction in the securities portfolio. Interest expense for the first three months of 1999 amounted to $254,000, a $4,000 decrease from the first three months of 1998.

     PROVISION FOR LOAN LOSSES. For the first three months of 1999, the Company recorded a provision for loan losses of $11,000 as compared to no provision for the first three months of 1998. The higher provision in the current period was due to charge-offs during the 1999 period.

     NON-INTEREST INCOME. Non-interest income for the first three months of 1999 amounted to $15,000 as compared to $13,000 for the first three months of 1998 with the increase attributable to an increase in service charges.

     NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 1999 totaled $147,000 for a $10,000 or 7.29% increase as compared to the first quarter of 1998. The increased expense level was attributable to a $16,000 increase in other expenses consisting mainly of additional legal and SEC filing fees during 1999 due to the Company's status as a public company. These increases were partially offset by a $5,000 reduction in salaries and employee benefits and $3,000 decline in directors' fees. The reduction in salaries was attributable to a lesser number of pay periods during the 1999 period, partially offset by normal salary adjustments. The decrease in directors' fees in the 1999 period as compared to the prior year was due to the change in timing of the Annual Meeting. During 1998, the Association held its Annual Meeting of Members (for which directors receive fees) during the first quarter.

     INCOME TAX EXPENSE. Income tax expense for the first three months of 1999 amounted to $21,000, a $7,000 increase from the first three months of 1998's level of $14,000 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the first three months of 1999 and 1998 were 32.8% and 24.6%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at March 31, 1999 was 4%. For the month ended March 31, 1999 the Association was in compliance.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit 27     Financial Data Schedule

          (b) Reports on Form 8-K. During the quarter ended March 31, 1999, the registrant filed a current report on Form 8-K to report the change in independent accountants. A current report on Form 8-K/A was also filed to file the predecessor's accountant's response thereto.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PEOPLES BANKCORP, INC.




Date: May 10, 1999      By: /s/ Robert E. Wilson
                            ---------------------------------
                            Robert E. Wilson
                            President and Chief Executive
                              Officer
                            (Duly Authorized and Principal
                              Executive, Accounting and
                              Financial Officer)