Form 10QSB
period 1999-06-30
PEOPLES BANKCORP INC
filed 1999-08-16
CIK 1070243

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999


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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of August 5, 1999, the issuer had 134,390 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                Yes  [   ]     No  [X]
                       CONTENTS

             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
         as of June 30, 1999 (unaudited)
         and December 31, 1998 . . . . . . . . . . . . . . . 3

     Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1999 and 1998
         (unaudited) . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and
         1998 (unaudited). . . . . . . . . . . . . . . . . 5-6

     Notes to Consolidated Financial Statements. . . . . . . 7


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . .8-11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .12

Item 2. Changes in Securities. . . . . . . . . . . . . . . .12

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .12

Item 4. Submissions of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . .12

Item 5. Other Information. . . . . . . . . . . . . . . . . .12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .12

SIGNATURES

           PART I  -  FINANCIAL INFORMATION

                PEOPLES BANKCORP, INC.
    Consolidated Statements of Financial Condition

         June 30, 1999 and December 31, 1998
                    (In thousands)

                                                June 30,     December 31,
                                                  1999           1998
                                                ---------     ------------
                 ASSETS                                       (Audited)
                 ------
Cash and Cash Equivalents:
    Cash and due from banks                      $ 1,149        $ 1,194
    Interest-bearing deposits with other banks       919          1,281
                                                 -------        -------
Total Cash and Cash Equivalents                    2,068          2,475
Securities held-to-maturity (fair value of
  $1,499 (unaudited) at June 30, 1999 and
  $2,069 at December 31, 1998)                     1,500          2,057

Loans, net of deferred fees                       21,237         19,984
       Less allowance for loan losses                166            169
                                                 -------        -------
            Net loans                            $21,071        $19,815

Premises and equipment, net                          455            434
Federal Home Loan Bank stock, at cost
  required by law                                    139            139
Accrued interest receivable                          141            151
Other assets                                           6              3
                                                 -------        -------
       TOTAL ASSETS                              $25,380        $25,074
                                                 =======        =======
              LIABILITIES AND EQUITY

Liabilities:
    Deposits:
    Demand accounts - non-interest bearing       $   715        $   642
    Savings and club accounts -interest            3,018          2,806
      bearing                                     16,972         16,453
    Time certificates -interest bearing
    NOW and money market accounts -interest
      bearing                                      1,714          2,293
                                                 -------        -------
       Total deposits                            $22,419        $22,194
                                                 =======        =======
Advance payments by borrowers for property
    taxes and insurance                                3              3
Other liabilities                                    270            266
                                                 -------        -------
       Total liabilities                         $22,692        $22,463
                                                 =======        =======
Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share,
    500,000 shares authorized, no shares
    issued or outstanding                             --             --
  Common stock of $.01 par value, 3,000,000
    shares authorized, 134,390 shares issued
    and outstanding at June 30, 1999 and
    December 31, 1998                                  1              1
  Additional paid-in capital                       1,000          1,000
  Retained earnings                                1,794          1,717
  Accumulated other comprehensive income              --             --
  Loan to employee stock ownership plan             (107)          (107)
                                                 -------        -------
       Total stockholders' equity                $ 2,688        $ 2,611
                                                 -------        -------
       Total liabilities and stockholders'
         equity                                  $25,380        $25,074
                                                 =======        =======

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                   Consolidated Statements of Income

        For the Three and Six Months Ended June 30, 1999 and 1998
                            (In thousands)

                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                   --------------------      -----------------
                                    1999          1998       1999        1998
                                   ------        ------     -----       ------
 Interest income:
    Loans                          $403           $356     $814         $ 727
    Securities                       15             70       41           127
    Other short-term investments     34             17       58            28
                                   ----           ----     ----           ----
          Total interest income     452            443      913           882

Interest expense:
    Deposits                        254            264      508           522
                                   ----           ----     ----          ----
          Total interest expense    254            264      508           522
                                   ----           ----     ----          ----
          Net interest income       198            179      405           360

Provision for loan losses            --              3       11             3
    Net interest income after
      provision for loan losses     198            176      394           357
                                   ----           ----     ----          ----
Non-interest income:
    Service charges                   7              9       15            14
    Net gain on sale of securities   --              1       --             1
    Other                             5             (1)      12             7
                                   ----           ----     ----          ----
      Total non-interest income      12              9       27            22

Non-interest expenses:
     Salaries and employee benefits  74             63      146           140
     Directors fees                  14              9       24            22
     Building, occupancy and
       equipment                     13             13       27            27
     Data processing                  8              7       16            15
     Postage and supplies             6              9       11            12
     Deposit insurance premium        3              4        6             7
     Insurance                        2              3        4             5
     Other                           30             36       63            53
                                   ----           ----     ----          ----
     Total non-interest expenses    150            144      297           281

     Income before income tax
       expense                       60             41      124            98
Income tax expense                   26             12       47            26
                                   ----           ----     ----          ----
     Net income                    $ 34           $ 29     $ 77          $ 72
                                   ====           ====     ====          ====

Earnings per share
     Basic and diluted             $.25            N/A     $.57           N/A
                                   ----                    ----
     Weighted average shares
        outstanding                 134            N/A      134           N/A
                                   ----                    ----

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                 Consolidated Statements of Cash Flows

                Six Months Ended June 30, 1999 and 1998
                            (In thousands)

                                                          Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------      -------
Cash flows from operating activities:
   Net income                                          $    77     $    72
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                        6           8
        (Increase)decrease in accrued interest
           receivable                                       10         (25)
        Provision for loan losses                           11           3
        Net gains on sales of securities                    --          (1)
        Net amortization (accretion of
             premium/discounts)                             --         (56)
        Increase in other liabilities                        4         177
        Deferred income taxes                               --           6
        (Increase) decrease in other assets                 (3)         (6)
                                                       -------     -------
               Net cash provided (used) by
                  operating activities                     105         178
                                                       -------     -------

Cash flows from investing activities:
   Net increase in loans                                (1,211)     (2,033)
   Proceeds from sales of securities
      available-for-sale                                    --         712
   Proceeds from maturities and principal
      reductions of securities available-for-sale           --          18
   Purchases of securities held-to-maturity               (500)     (2,957)
   Proceeds from maturities and principal
      reductions of securities held-to-maturity          1,001       3,505
   Purchase of FHLB stock                                   --          (2)
   Purchase of fixed assets                                (27)         --
                                                       -------     -------
                 Net cash provided (used) by
                   investing activities                   (737)       (757)
                                                       -------     -------

Cash flows from financing activities:
   Increase in deposits                                    225         591
                                                       -------     -------
                 Net cash provided by
                   financing activities                                591


Net increase (decrease) in cash and cash equivalents      (407)         12
Cash and cash equivalents at beginning of period         2,475       1,227
                                                       -------     -------
Cash and cash equivalents at end of period             $ 2,068     $ 1,239
                                                       =======     =======

                        PEOPLES BANKCORP, INC.

                            (In thousands)

                                                         June 30,    June 30,
                                                          1999         1998
                                                        --------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing activities:
      Additions to real estate owned                    $    --      $    --

    Cash paid during the period for:
      Interest                                              508          522
      Income taxes                                           54           24
                                                        =======      =======


See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER
31, 1998

     Total assets at June 30, 1999 amounted to $25.4 million, a $300,000 increase from December 31, 1998's level of $25.1 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents decreasing by $400,000 from $2.5 million at December 31, 1998 to $2.1 million at June 30, 1998, a decrease of 16%. In addition, net loans rose by $1.3 million, or 6.6%, from $19.8 million at December 31, 1998 to $21.1 million at June 30, 1999. The growth in the loan portfolio consisted primarily of a GNMA purchase. The growth in the loan portfolio was financed by the funds received from maturing securities and principal payments thereon. Total liabilities at June 30, 1999 were up from December 31, 1998, increasing by $229,000 to $22.7 million. Deposits, which comprise the majority of total liabilities, amounted to $22.4 million at June 30, 1999, up from $22.2 million at December 31, 1998 for an increase of $225,000 with decreases in NOW accounts being offset by increases in savings accounts demand and certificates of deposit. Total stockholders' equity at June 30, 1998 amounted to $2.7 million as compared to $2.6 million at December 31, 1998 with the increase attributable to the retention of earnings from the period. At June 30, 1999 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.3 million (9.2% of adjusted total assets) and total risk-based capital of $2.4 million (17.0%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE
30, 1999 AND 1998

     NET INCOME. Net income for the three months ended June 30, 1999 amounted to $34,000 as compared to $29,000 for the three months ended June 30, 1998 with the $5,000 increase attributable to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expenses and income tax expense. For the six months ended June 30, 1999, net income amounted to $77,000 as compared to $72,000 for the first half of fiscal year 1998 with the increase attributable to the same factors.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased from $179,000 for the three months ended June 30, 1998 to $198,000 for the three months ended June 30,1999. The increase in net interest income was primarily due to the combined effects of a $9,000 increase in interest income and a $10,000 reduction in interest expense as compared to the three months ended June 30, 1998. The increase in interest income was primarily due to a $47,000 increase in interest from loans which reflected the growth in the loan portfolio and a $17,000 increase in interest from short-term investments reflecting the higher balances of these types of investments during the three months ended June 30, 1999 as compared to the same period in 1998, partially offset by a decrease of $55,000 in interest income from securities due to a reduction in the securities portfolio. Interest expense for the quarter ended June 30, 1999 amounted to $254,000, a $10,000 decrease from the same period in 1998 with the decrease attributable to a decrease in prevailing interest rates.

     For the six months ended June 30, 1999, net interest income before provision for loan losses totaled $405,000 up from $360,000 for the six months ended June 30, 1998. The $45,000 was due to the same factors discussed above with respect to the second quarter.

     PROVISION FOR LOAN LOSSES. For the three months ended June 30, 1999, the Company did not make any provision for loan losses as compared to a provision of $3,000 for the same period in 1998. For the six months ended June 30, 1998, the Company recorded a provision of $11,000 as compared to $3,000 for the first half of 1998. The higher provision in the first quarter of 1999 reflected the level of charge-offs during that period.

     A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

     NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 1999 amounted to $12,000 as compared to $9,000 for the three months ended June 30, 1998 with the increase attributable to an increase in overdraft fees.

     NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 1999 totaled $150,000 for a $6,000 or 4.17% increase as compared to the second quarter of 1998. The increased expense level was attributable to an $11,000 increase in salaries and employee benefits due to increased salary levels and the additional director fees payable for service on the Company's Board. For the six months ended June 30, 1999, non-interest expenses amounted to $297,000, up from $281,000 for the six months ended June 30, 1998 with the $16,000 increase attributable to an $11,000 increase in salaries and employee benefits and a $5,000 increase in other expenses consisting mainly of additional legal and SEC filing fees during 1999 due to the Company's status as a public company.

     INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 1999 amounted to $26,000, a $14,000 increase from the same period in 1998 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 43.3% and 29.3%.

     For the six months ended June 30, 1999, income tax expense amounted to $47,000 as compared to $26,000 for the first half of 1998. The Company's effective tax rates for the respective 1999 and 1998 periods were 37.9% and 26.5%.

YEAR 2000 COMPLIANCE

     A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing that is essential to its operations. The Company is conducting a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The progress of the plan is monitored by its board of directors. The Company does not expect to incur significant costs to replace existing hardware or software. The greatest potential for problems, however, concerns the data processing provided by its third party service bureau. The service bureau with which the Company operates is providing it with periodic updates of its compliance progress. The Company has participated in the first and second and third phases of testing. With respect to the Company's teller/platform computer system, it has converted to a new system that is year 2000 compliant. The Company has developed a contingency plan to deal with the potential that its service bureau is unable to bring its systems into compliance. The Company believes that it would use manual systems as a contingency plan if its current provider is unable to resolve this problem in time. There can be no assurance in this regard, however, and it is possible that as a result the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on its financial condition and results of operations. The Company estimates that its expenses related to year 2000 compliance will be approximately $5,000.

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

     The Company has installed a new teller/platform computer system. The costs of the new system will be approximately
$60,000. The installation of the new system is not a result of Year 2000 compliance. As a result, such costs will be capitalized.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at June 30, 1999 was 4%. For the month ended June 30, 1999 the Association was in compliance.

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

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          On May 18, 1999, the Annual Meeting of the Company's stockholders was held. Two directors nominated were elected to terms expiring in 2002 by the following votes:

          Robert E. Hentschel:

               For:  115,712            Withheld:  25

          Wesley L. Stitt:

               For:  115,712            Withheld:  25

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit 27     Financial Data Schedule

          (b)   Reports on Form 8-K.

                None.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PEOPLES BANKCORP, INC.




Date: August 16, 1999   By: /s/ Robert E. Wilson
                            ---------------------------------
                            Robert E. Wilson
                            President and Chief Executive
                              Officer
                            (Duly Authorized and Principal
                              Executive, Accounting and
                              Financial Officer)