Form 10QSB
period 1999-09-30
PEOPLES BANKCORP INC
filed 1999-11-12
CIK 1070243

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999


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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of November 5, 1999, the issuer had 134,390 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                Yes  [   ]     No  [X]
                       CONTENTS

             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
         as of September 30, 1999 (unaudited)
         and December 31, 1998 . . . . . . . . . . . . . . . 3

     Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1999 and 1998
         (unaudited) . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and
         1998 (unaudited). . . . . . . . . . . . . . . . . 5-6

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

                PEOPLES BANKCORP, INC.
    Consolidated Statements of Financial Condition
         September 30, 1999 and December 31, 1998
                    (In thousands)

                                               September 30,  December 31,
                                                   1999           1998
                                                ---------     ------------
                 ASSETS                                       (Audited)
                 ------
Cash and Cash Equivalents:
    Cash and due from banks                      $   710        $ 1,194
    Interest-bearing deposits with other banks       164          1,281
                                                 -------        -------
Total Cash and Cash Equivalents                      874          2,475
Securities available-for-sale, at fair value         743             --
Securities held-to-maturity (fair value of
  $2,115 (unaudited) at September 30, 1999 and
  $2,069 at December 31, 1998)                     2,125          2,057

Loans, net of deferred fees                       23,030         19,984
       Less allowance for loan losses                174            169
                                                 -------        -------
            Net loans                            $22,856        $19,815

Premises and equipment, net                          469            434
Federal Home Loan Bank stock, at cost
  required by law                                    139            139
Accrued interest receivable                          151            151
Other assets                                           8              3
                                                 -------        -------
       TOTAL ASSETS                              $27,365        $25,074
                                                 =======        =======
              LIABILITIES AND EQUITY

Liabilities:
    Deposits:
    Demand accounts - non-interest bearing       $   722        $   642
    Savings and club accounts -interest
      bearing                                      3,391          2,806
    Time certificates -interest bearing           16,885         16,453
    NOW and money market accounts -interest
      bearing                                      1,684          2,293
                                                 -------        -------
       Total deposits                            $22,682        $22,194
                                                 =======        =======
Advance payments by borrowers for property
    taxes and insurance                                2              3
Other liabilities                                    140            266
Borrowed money                                     1,800             --
                                                 -------        -------
       Total liabilities                         $24,624        $22,463
                                                 =======        =======
Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share,
    500,000 shares authorized, no shares
    issued or outstanding                             --             --
  Common stock of $.01 par value, 3,000,000
    shares authorized, 134,390 shares issued
    and outstanding at September 30, 1999 and
    December 31, 1998                                  1              1
  Additional paid-in capital                       1,000          1,000
  Retained earnings                                1,848          1,717
  Accumulated other comprehensive income              (1)            --
  Loan to employee stock ownership plan             (107)          (107)
                                                 -------        -------
       Total stockholders' equity                $ 2,741        $ 2,611
                                                 -------        -------
       Total liabilities and stockholders'
         equity                                  $27,365        $25,074
                                                 =======        =======

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                   Consolidated Statements of Income

     For the Three and Nine Months Ended September 30, 1999 and 1998
                            (In thousands)

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   --------------------      -----------------
                                    1999          1998       1999        1998
                                   ------        ------     -----       ------
 Interest income:
    Loans                          $435           $400     $1,249      $1,127
    Securities                       36             41         77         168
    Other short-term investments     12             12         70          40
                                   ----           ----     ------      ------
          Total interest income     483            453      1,396       1,335
                                   ----           ----     ------      ------

Interest expense:
    Deposits                        256            269        764         791
    Borrowings                       10             --         10          --
                                   ----           ----     ------      ------
          Total interest expense    266            269        774         791
                                   ----           ----     ------      ------
          Net interest income       217            184        622         544

Provision for loan losses             7              5         18           8
                                   ----           ----     ------      ------
    Net interest income after
      provision for loan losses     210            179        604         536
                                   ----           ----     ------        ----
Non-interest income:
    Service charges                   8             13         23          27
    Net gain on sale of securities   --             --         --           1
    Other                            10              4         22          11
                                   ----           ----     ------        ----
      Total non-interest income      18             17         45          39
                                   ----           ----     ------      ------

Non-interest expenses:
     Salaries and employee
       benefits                      83             72        229         212
     Directors fees                  10             10         34          32
     Building, occupancy and
       equipment                     15             15         42          42
     Data processing                  8             10         24          25
     Postage and supplies             7              7         18          19
     Deposit insurance premium        3              3          9          10
     Insurance                        2              2          6           7
     Other                           23             32         86          85
                                   ----           ----     ------        ----
     Total non-interest expenses    151            151        448         432
                                   ----           ----     ------      ------

     Income before income tax
       expense                       77             45        201         143
Income tax expense                   24             12         71          38
                                   ----           ----     ------        ----
     Net income                    $ 53           $ 33     $  130        $105
                                   ====           ====     ======        ====

Earnings per share
     Basic and diluted             $.39            N/A     $  .96         N/A
                                   ----                    ------
     Weighted average shares
        outstanding                 134            N/A        134         N/A
                                   ----                    ------

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                 Consolidated Statements of Cash Flows

                Nine Months Ended September 30, 1999 and 1998
                            (In thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------      -------
Cash flows from operating activities:
   Net income                                          $   130     $   105
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                       11          12
        (Increase)decrease in accrued interest
           receivable                                       --          (7)
        Provision for loan losses                           18           8
        Net gains on sales of securities                    --          (1)
        Losses on sale - REO                                --          10
        Net amortization (accretion of
             premium/discounts)                             --         (74)
        Increase in other liabilities                     (126)        163
        Deferred income taxes                               --           6
        (Increase) decrease in other assets                 (5)        (98)
                                                       -------     -------
               Net cash provided (used) by
                  operating activities                      28         124
                                                       -------     -------

Cash flows from investing activities:
   Net increase in loans                                (3,003)     (3,208)
   Proceeds from sales of securities
      available-for-sale                                    --         712
   Proceeds from maturities and principal
      reductions of securities available-for-sale           --          18
   Purchases of securities available-for-sale             (743)         --
   Purchases of securities held-to-maturity             (1,125)     (2,957)
   Proceeds from maturities and principal
      reductions of securities held-to-maturity          1,001       4,527
   Purchase of FHLB stock                                    0          (2)
   Purchase of fixed assets                                (46)         30
                                                       -------     -------
                 Net cash provided (used) by
                   investing activities                 (3,916)       (880)
                                                       -------     -------

Cash flows from financing activities:
   Increase in deposits                                    488         848
   Decrease in advance payments from borrowers              (1)         --
   Borrowings from FHLB                                  1,800          --
                                                       -------     -------
                 Net cash provided by
                   financing activities                  2,287         848


Net increase (decrease) in cash and cash equivalents    (1,601)         92
Cash and cash equivalents at beginning of period         2,476       1,227
                                                       -------     -------
Cash and cash equivalents at end of period             $   874     $ 1,319
                                                       =======     =======

                        PEOPLES BANKCORP, INC.

                            (In thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing activities:
      Additions to real estate owned                    $    --      $    --

    Cash paid during the period for:
      Interest                                              764          791
      Income taxes                                           72           35
                                                        =======      =======


See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein,
the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the
Company's market area generally.   Some of the forward-looking
statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of certain recent accounting pronouncements and the Company's projected effects related to the year 2000 compliance issue.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND
DECEMBER 31, 1998

     Total assets at September 30, 1999 amounted to $27.3 million, a $2.3 million increase from December 31, 1998's level of $25.1 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents decreasing by $1.6 million from $2.5 million at December 31, 1998 to $800,000 at September 30, 1999, a decrease of 64%. In addition, net loans rose by $3.0 million, or 15%, from $19.8 million at December 31, 1998 to $22.8 million at September 30, 1999. The growth in the loan portfolio consisted primarily of a GNMA purchase. The growth in the loan portfolio was financed by advances from the FHLB and the funds received from maturing securities and principal payments thereon. Total liabilities at September 30, 1999 were up from December 31, 1998, increasing by $2.1 million to $24.6 million. Deposits, which comprise the majority of total liabilities, amounted to $22.7 million at September 30, 1999, up from $22.2 million at December 31, 1998 for an increase of $500,000 with decreases in NOW accounts being offset by increases in savings accounts demand and certificates of deposit. Total stockholders' equity at September 30, 1999 amounted to $2.7 million as compared to $2.6 million at December 31, 1998 with the increase attributable to the retention of earnings from the period. At September 30, 1999 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.4 million (8.7% of adjusted total assets) and total risk-based capital of $2.5 million (16.6%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

     NET INCOME. Net income for the three months ended September 30, 1999 amounted to $53,000 as compared to $33,000 for the three months ended September 30, 1998 with the $20,000 increase attributable to an increase in net interest income and non-interest income, partially offset by an increase in income tax expense. For the nine months ended September 30, 1999, net income amounted to $130,000 as compared to $105,000 for the first nine months of fiscal year 1998 with the increase attributable to the same factors.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased from $184,000 for the three months ended September 30, 1998 to $217,000 for the three months ended September 30,1999. The increase in net interest income was primarily due to the combined effects of a $30,000 increase in interest income and a $3,000 reduction in interest expense as compared to the three months ended September 30, 1998. The increase in interest income was primarily due to a $35,000 increase in interest from loans which reflected the growth in the loan portfolio during the three months ended September 30, 1999 as compared to the same period in 1998, partially offset by a decrease of $5,000 in interest income from securities due to a reduction in the securities portfolio. Interest expense for the quarter ended September 30, 1999 amounted to $266,000, a $3,000 decrease from the same period in 1998 with the decrease attributable to a decrease in prevailing interest rates.

     For the nine months ended September 30, 1999, net interest income before provision for loan losses totaled $622,000 up from $544,000 for the nine months ended September 30, 1998. The $78,000 increase was due to the same factors discussed above with respect to the third quarter.

     PROVISION FOR LOAN LOSSES. For the three months ended September 30, 1999, the Company made a $7,000 provision for loan losses as compared to a provision of $5,000 for the same period in 1998. For the nine months ended September 30, 1999, the Company recorded a provision of $18,000 as compared to $8,000 for the first nine months of 1998. The higher provision in 1999 reflected the level of charge-offs during that period.

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

     NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 1999 amounted to $18,000 as compared to $17,000 for the three months ended September 30, 1998 with the increase attributable to an increase in overdraft fees.

     NON-INTEREST EXPENSES. Non-interest expenses for the third quarter of 1999 and 1998 totaled $151,000. For the nine months ended September 30, 1999, non-interest expenses amounted to $448,000, up from $432,000 for the nine months ended September 30, 1998 with the $16,000 increase attributable to a $17,000 increase in salaries and employee benefits and a $1,000 overall decrease the remainder of the non-interest expenses.

     INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 1999 amounted to $24,000, a $12,000 increase from the same period in 1998 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 31.2% and 26.7%.

     For the nine months ended September 30, 1999, income tax expense amounted to $71,000 as compared to $38,000 for the nine months ended September 30, 1998. The Company's effective tax rates for the respective 1999 and 1998 periods were 35.3% and 26.6%.

YEAR 2000 READINESS DISCLOSURE

    A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing that is essential to its operations. The Company has conducted a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The progress of the plan is monitored by its board of directors. The Company does not expect to incur significant costs to replace existing hardware or software. The greatest potential for problems, however, concerns the data processing provided by its third party service bureau. The service bureau with which the Company operates is providing it with periodic updates of its compliance progress. The Company has participated in the first and second and third phases of testing. With respect to the Company's teller/platform computer system, it has converted to a new system that is year 2000 compliant. The Company has developed a contingency plan to deal with the potential that its service bureau is unable to bring its systems into compliance. The Company believes that it would use manual systems as a contingency plan if its current provider is unable to resolve this problem in time. There can be no assurance in this regard, however, and it is possible that as a result the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on its financial condition and results of operations. The Company estimates that its expenses related to year 2000 compliance will be approximately $5,000.

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

     Computer problems experienced by the Company's commercial borrowers could have an adverse effect on their business operations and their ability to repay their loans when due. The Company has evaluated Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at September 30, 1999 was 4%. For the month ended September 30, 1999 the Association was in compliance.

     The Association's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations. The Association is also able to obtain advances from the Federal Home Loan Bank of New York. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Association uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

PENDING LEGISLATION

     President Clinton is expected to shortly sign into law legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Company, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

                        PEOPLES BANKCORP, INC.




Date: November 12, 1999  By: /s/ Robert E. Wilson
                            ---------------------------------
                            Robert E. Wilson
                            President and Chief Executive
                              Officer
                            (Duly Authorized and Principal
                              Executive, Accounting and
                              Financial Officer)