Form 10KSB40
period 1999-12-31
PEOPLES BANKCORP INC
filed 2000-03-29
CIK 1070243

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                      ------------
(Mark One)            FORM 10-KSB
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

Check whether the issuer: (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  or the past 90 days.  Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended December 31,
1999:  $1,953,000

As of March 1, 2000, the aggregate market value of the 134,390 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $913,016 based on the closing sales price of $11.625 per share of the registrant's Common Stock on March 1, 2000 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, the Company's Employee Stock Ownership Plan, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2000:
134,390

Transitional Small Business Disclosure Format   Yes    No  X
                                                   ---    ---

         DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

    THE COMPANY. Peoples Bankcorp, Inc. (the "Company"), a New York corporation, was organized at the direction of the Board of Directors of Ogdensburg Federal Savings and Loan Association ("Ogdensburg Federal" or the "Association") in September 1998 to acquire all of the capital stock to be issued by the Association in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 28, 1998, with the Company issuing 134,390 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Association issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Association, cash and investment securities and a note receivable from the ESOP. Because substantially all of the Company's operations consist of the operations of the Association, this Form 10-KSB is largely a discussion of the Association's operations. At December 31, 1999, the Company had total assets of $26.9 million, deposits of $22.4 million, net loans receivable of $20.8 million and stockholders' equity of $2.8 million.

    Ogdensburg Federal Savings and Loan Association. The Association is a federal stock savings and loan association operating through one office in Ogdensburg, New York. Ogdensburg Federal was founded in 1888 as a federally chartered institution and a member of the Federal Home Loan Bank ("FHLB") System. The Association's principal business consists of attracting deposits from the public and originating residential mortgage loans. The Association also offers various types of consumer loans and a limited number of commercial real estate and commercial business loans. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF.

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

    The largest employers in Ogdensburg and the surrounding communities include the Ogdensburg Bridge and Port Authority, local government offices, U.S. Customs Office, Acco, Ogdensburg School District, Mitel Corporation, CompAS, two New York State correctional facilities, and several local hospitals. By industry, the largest sectors of the Ogdensburg economy are retail, services and manufacturing. The average household income of $28,000 in 1998 for Ogdensburg was significantly below that of New York as a whole of $57,000 and the average for the United States of $50,000. The overall population of Ogdensburg has declined by approximately 5% from 1990 to 1998 as compared to marginal growth of 1% for New York State and a 7.5% growth rate for the United States.

FINANCIAL MODERNIZATION LEGISLATION

    On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

    The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     At December 31, 1999, the Association's gross loans totaled
$20.9 million of which $12.8 million were mortgage loans secured by one-to four-family residences. The Association originates both fixed rate mortgage and

ARM loans. Generally, all of the consumer loans the Association originates have fixed rates, with the exception of home equity lines of credit.

     The following table sets forth information concerning the types of loans held by the Association at the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 1999.


                                                          AT DECEMBER 31,
                                                  -------------------------------
                                                      1999               1998
                                                  -------------     -------------
                                                  AMOUNT    %       AMOUNT    %
                                                  ------  -----     ------  -----
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential . . . .        $12,778  61.04%  $12,541   62.74%
   Commercial. . . . . . . . . . . . . . .            489   2.33       755    3.78
   Construction. . . . . . . . . . . . . .             --     --        52    0.26

Other loans:
   Automobile. . . . . . . . . . . . . . .          4,760  22.73     4,006   20.04
   Home equity . . . . . . . . . . . . . .          1,015   4.85     1,073    5.37
   Passbook. . . . . . . . . . . . . . . .            162   0.78       203    1.02
   Commercial. . . . . . . . . . . . . . .            678   3.24       337    1.69
   Other consumer. . . . . . . . . . . . .          1,053   5.03     1,021    5.10
                                                  ------- ------   -------  ------
                                                   20,935 100.00%   19,988  100.00%
                                                          ======            ======

Less:
   Deferred fees . . . . . . . . . . . . .             (7)               4
   Allowance for loan losses . . . . . . .            176              169
                                                  -------          -------
      Total. . . . . . . . . . . . . . . .        $20,766          $19,815
                                                  =======          =======

    The following table sets forth certain information regarding the dollar amount of loans maturing in the Association's loan portfolio based on their contractual terms to maturity and/or repricing period. Included within the "Due Within One Year" column are approximately $7.0 million in one year adjustable

                                                DUE AFTER
                             DUE WITHIN         1 THROUGH          DUE AFTER
                           ONE YEAR AFTER     5 YEARS AFTER      5 YEARS AFTER
                          DECEMBER 31, 1999  DECEMBER 31, 1999  DECEMBER 31, 1999 TOTAL
                          -----------------  -----------------  ----------------- -----
                                               (IN THOUSANDS)
Real estate loans:
  One- to four-family. . . . $ 7,760            $  410             $4,608         $12,778
  Commercial . . . . . . . .     480                 9                 --             489
  Construction . . . . . . .      --                --                 --              --
Automobile and other . . . .      73             5,374                366           5,813
Home equity. . . . . . . . .   1,015                --                 --           1,015
Passbook . . . . . . . . . .     110                52                 --             162
Commercial . . . . . . . . .     678                --                 --             678
                             -------            ------             ------         -------
     Total . . . . . . . . . $10,116            $5,845             $4,974         $20,935
                             =======            ======             ======         =======

    The next table shows at December 31, 1999, the dollar amount of all the Association's loans due after one year from December
31, 1999 which have fixed interest rates and have floating or adjustable interest rates.


                                              PREDETERMINED         FLOATING OR
                                                  RATES          ADJUSTABLE RATES
                                              -------------      ----------------
                                                          (IN THOUSANDS)
  Real Estate:
    One- to four-family residential. .         $ 4,709                $269
    Commercial . . . . . . . . . . . .              49                  --
    Construction . . . . . . . . . . .              --                  --
  Automobile and other . . . . . . . .           5,740                  --
  Home equity. . . . . . . . . . . . .              --                  --
  Passbook . . . . . . . . . . . . . .              52                  --
  Commercial . . . . . . . . . . . . .              --                  --
                                               -------                ----
       Total . . . . . . . . . . . . .         $10,550                $269
                                               =======                ====

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

   ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, higher interest rates may adversely affect the marketability of the underlying collateral. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1999, approximately 61% of the one- to four-family residential loans the Association held had adjustable rates of interest.

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

    COMMERCIAL REAL ESTATE LOANS. The Association offers limited commercial real estate loans secured by small apartment buildings, office buildings, and other commercial properties. Loan amounts do not exceed 75% of the appraised value of the property. At December 31, 1999, the Association had a participation interest in a commercial real estate loan originated by the Thrift Associations Service Corporation ("TASCO"), a service corporation owned by various thrift institutions operating in New York State. The Association's interest in this loan amounted to $265,000 and was secured by an office building. This loan was performing in accordance with its terms at December 31, 1999.

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

    COMMERCIAL BUSINESS LOANS. The Association engages in a limited amount of commercial business lending to benefit from the higher fees and interest rates and the shorter term to maturity. The Association's commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower. The Association's largest commercial business loan at December 31, 1999 had a balance of $478,000 and was made to a local auto dealer.

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

    CONSUMER LOANS. The Association offers various types of consumer loans in order to provide a wider range of financial services to its customers. Consumer loans totaled $7.7 million, or 36.6%, of its total loans at December 31, 1999. The Association's consumer loans consist of automobile, home equity lines of credit, passbook, personal unsecured loans, boat loans, home improvement loans and equipment loans. Home equity lines of credit have a maximum draw period of ten years with a maximum term of 20 years. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

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

    LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved real estate loans.
Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans were $107,000. The
Association's believes that virtually all of its commitments will be funded.

    Loans to One Borrower. The maximum amount of loans which the Association may make to any one borrower may not exceed the greater of $500,000, or 15%, of its unimpaired capital and unimpaired surplus. The Association may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fullysecured by readily marketable collateral. The Association's maximum loan-to-one borrower limit was $500,000 at December 31, 1999. At December 31, 1999, the Association's largest loan concentration outstanding had a balance of $478,000.

NONPERFORMING AND PROBLEM ASSETS

    LOAN DELINQUENCIES.  Generally when a mortgage loan becomes
15 days past due, a notice of nonpayment is sent to the borrower. If after 30 days payment is still delinquent, the borrower will receive a formal delinquency notice.

The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 1999, the Association's loans past due between 30 and 89 days totaled $426,000.

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

    NONPERFORMING ASSETS. The following table sets forth information regarding nonaccrual loans. As of the dates indicated, the Association had no loans categorized as troubled debt restructurings within the meaning of SFAS 114, no loans which were 90 days or more past due and still accruing interest and no real estate owned.

                                                 AT DECEMBER 31,
                                               --------------------
                                                1999          1998
                                               ------        ------
                                                  (IN THOUSANDS)
Loans accounted for on a non-accrual basis (1):
  Real estate:
      One- to four-family residence. . . . . . $  --          $  --
      Commercial . . . . . . . . . . . . . .      --             --
      Construction . . . . . . . . . . . . .      --             --
   Automobile. . . . . . . . . . . . . . . .      --             24
   Home equity . . . . . . . . . . . . . . .      --             --
   Passbook. . . . . . . . . . . . . . . . .      --             --
   Commercial. . . . . . . . . . . . . . . .      --             --
   Other . . . . . . . . . . . . . . . . . .      --             --
                                               -----          -----
      Total. . . . . . . . . . . . . . . . .   $  --          $  24
                                               =====          =====

Accruing loans which are contractually past
  due 90 days or more:
   Real estate:
      One- to four-family residence. . . . . . $  --          $  --
      Commercial . . . . . . . . . . . . . .      --             --
      Construction . . . . . . . . . . . . .      --             --
   Automobile. . . . . . . . . . . . . . . .      --             --
   Home equity . . . . . . . . . . . . . . .      --             --
   Passbook. . . . . . . . . . . . . . . . .      --             --
   Commercial. . . . . . . . . . . . . . . .      --             --
   Other . . . . . . . . . . . . . . . . . .      --             --
                                               -----          -----
      Total. . . . . . . . . . . . . . . . .   $  --          $  --
                                               =====          =====
      Total nonperforming loans. . . . . . .   $  --          $  24
                                               =====          =====

Percentage of total loans. . . . . . . . . .      --%           .12%
                                               =====          =====
Other non-performing assets. . . . . . . . .   $  --  $          --
                                               =====          =====
Loans modified in troubled debt
  restructurings . . . . . . . . . . . . . .   $  --          $  --
                                               =====          =====

_________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

    At December 31, 1999, the Association did not have any nonaccrual loans.

    During the year ended December 31, 1999, the Association would have recorded additional interest income of approximately $541 on nonaccrual loans if such loans had been current throughout the period. At December 31, 1999, the Association did not have any loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Association to have serious concerns as to the ability of these borrowers to comply with its current loan terms.

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

    At December 31, 1999, none of the Association's assets were classified as a loss but it had $13,000 in loans classified as substandard, no loans classified as special mention and no loans classified as doubtful.

    FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 1999, the Association had no properties acquired through foreclosure.

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

    The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1999            1998
                                               ------           ------
                                                  (IN THOUSANDS)
Balance at beginning of period . . . . . . .   $ 169            $ 164

Loans charged off:
   Real estate mortgage:
      One- to four-family residential. . . .      --               --
      Commercial . . . . . . . . . . . . . .      --               --
      Construction . . . . . . . . . . . . .      --               --
   Automobile. . . . . . . . . . . . . . . .      37                5
   Home equity . . . . . . . . . . . . . . .      --               --
   Passbook. . . . . . . . . . . . . . . . .      --               --
   Commercial. . . . . . . . . . . . . . . .      --               --
   Other . . . . . . . . . . . . . . . . . .      --               --
                                               -----            -----
Total charge-offs. . . . . . . . . . . . . .      37                5
                                               -----            -----

Recoveries:
   Real estate mortgage:
      One- to four-family residential. . . .      --               --
      Commercial . . . . . . . . . . . . . .      --               --
      Construction. . . . . . . . . . . . .       --               --
   Automobile. . . . . . . . . . . . . . . .       2               --
   Home equity . . . . . . . . . . . . . . .      --               --
   Passbook. . . . . . . . . . . . . . . . .      --               --
   Commercial. . . . . . . . . . . . . . . .      --               --
   Other . . . . . . . . . . . . . . . . . .       1                1
                                               -----            -----
Total recoveries . . . . . . . . . . . . . .       3                1
                                               -----            -----

Net loans charged off. . . . . . . . . . . .      34                4
                                               -----            -----
Provision for loan losses. . . . . . . . . .      41                4
                                               -----            -----
Balance at end of period . . . . . . . . . .   $ 176            $ 169
                                               =====            =====
Ratio of net charge-offs to average
   loans outstanding during the period . . . .  0.17%            0.02%
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

                                                          AT DECEMBER 31,
                                             ----------------------------------------------
                                                 1999                      1998
                                             --------------------   -----------------------
                                                     PERCENT OF                 PERCENT OF
                                                      LOANS IN                   LOANS IN
                                                     CATEGORY TO                CATEGORY TO
                                             AMOUNT  TOTAL LOANS    AMOUNT      TOTAL LOANS
                                             ------  -----------    ------      -----------
                                                         (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential . .       $ 24       61.04%      $ 24           62.74%
   Commercial. . . . . . . . . . . . .          9        2.33         13            3.78
   Construction. . . . . . . . . . . .         --          --          1            0.26
Automobile . . . . . . . . . . . . . .         89       22.73         86           20.04
Home equity. . . . . . . . . . . . . .          9        4.85         10            5.37
Passbook . . . . . . . . . . . . . . .         --        0.78         --            1.02
Commercial . . . . . . . . . . . . . .         18        3.24         12            1.69
Other. . . . . . . . . . . . . . . . .         27        5.03         23            5.10
                                             ----      ------       ----         -------
     Total allowance for loan losses .       $176      100.00%      $169         100.00%
                                             ====      ======       ====         ======

INVESTMENT ACTIVITIES

    SECURITIES. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation of the Association -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Association's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Association's projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 1999, the Association's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers' acceptances, (vi) time certificates, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. See " -- Mortgage-Backed
Securities."   The board of directors may authorize additional
investments.

    The Association's securities at December 31, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of its equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE-BACKED SECURITIES. To supplement lending activities, the Association has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. The Association's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. The Association's mortgage-backed securities portfolio was classified as "held to maturity" at December 31, 1999.

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

     The following table sets forth the carrying value of the Association's investment securities and mortgage-backed portfolio at the dates indicated.

                                                   AT DECEMBER 31,
                                                            --------------------------
                                                  1999         1998
                                                            ---------        ---------
                                                    (IN THOUSANDS)
Securities available-for-sale:
   Mortgage-backed securities - GNMA . . . . . . $   --       $   --
Securities held to maturity :
   U.S. Government securities. . . . . . . . . .  2,125        2,000
   Mortgage-backed securities - GNMA . . . . . .  1,740           57
                                                 ------       ------
      Total investments. . . . . . . . . . . . . $3,865       $2,057
                                                 ======       ======

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment portfolio at December 31, 1999.



                                   ONE YEAR        ONE TO         FIVE TO         MORE THAN              TOTAL
                                    OR LESS      FIVE YEARS       TEN YEARS        TEN YEARS      INVESTMENT PORTFOLIO
                               --------------- ---------------  --------------  --------------  -----------------------
                                      WEIGHTED        WEIGHTED        WEIGHTED        WEIGHTED                 WEIGHTED
                               BOOK   AVERAGE  BOOK   AVERAGE   BOOK   AVERAGE  BOOK   AVERAGE  BOOK   MARKET  AVERAGE
                               VALUE   YIELD   VALUE   YIELD    VALUE  YIELD    VALUE   YIELD   VALUE   VALUE    YIELD
                               -----  -------  -----  --------  ----- --------  ----- --------  -----  ------  --------
                                                                  (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
   U.S. Government and
      agency securities. . . . .$  375 5.50%     $1,250 6.25%    $ 500  7.04%    $   --      %   $2,125  $2,100   6.26%
   Mortgage-backed
      securities - GNMA. . . . .    --   --          --  --         --   --       1,740  7.21     1,740   1,729   7.21
                                ------           ------          -----           ------          ------  ------
      Total. . . . . . . . . . .$  375           $1,250          $ 500           $2,740          $3,865  $3,829
                                ======           ======          =====           ======          ======  ======

SOURCES OF FUNDS

     Deposits are the Association's major external source of fundsfor lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

     At December 31, 1999, time certificates in amounts of $100,000 or more constituted $2.3 million, or 10.2%, of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers.

     At December 31, 1999, the Association's deposits were represented by the various types of savings programs described below.

INTEREST           MINIMUM                                 MINIMUM  BALANCES IN    PERCENTAGE OF
RATE(1)              TERM    CATEGORY                       AMOUNT  THOUSANDS      TOTAL DEPOSITS
-------            -------   --------                      -------  -----------    --------------
    --   %           --      Demand accounts               $    100  $   732          3.27%
3.00 - 4.00          --      Savings and club accounts          100    3,025         13.48
1.00 - 2.50          --      NOW and money market accounts   100 to
                                                              2,500    1,724          7.69
                             TIME CERTIFICATES
                             -----------------

4.00 - 4.99        6 months  Fixed-term, fixed-rate           1,000    1,855          8.27
4.75 - 5.99      12 months - Fixed-term, fixed-rate           1,000   15,108         67.29
                 60 months                                           -------        ------
                                                                     $22,444        100.00%
                                                                     =======        ======

   The following table sets forth the Association's time certificates classified by interest rate at the dates indicated.

                                               AT DECEMBER 31,
                                            ---------------------
                                            1999             1998
                                            ----             ----
                                               (In thousands)
    4.00 - 4.99% . . . . . . . . . . . . .  $ 1,855         $ 1,949
    5.00 - 5.99% . . . . . . . . . . . . .   15,108          14,504
    6.00 - 6.99% . . . . . . . . . . . . .       --              --
                                            -------         -------
                                            $16,963         $16,453
                                            =======         =======

     The following table sets forth the amount and maturities of the Association's time certificates at December 31, 1999.
Approximately 89% of such time certificates has interest rates from 5.00% to 5.99%.

                     AMOUNT DUE
 ----------------------------------------------------
 LESS THAN                             AFTER
  ONE YEAR    1-2 YEARS   2-3 YEARS   3 YEARS  TOTAL
 ---------    ---------   ---------   -------  ------
                     (In thousands)
  $13,634     $2,991      $  314      $   24   $16,963
  =======     ======      ======      ======   =======

    The following table indicates the amount of the Association's time certificates of $100,000 or more by original maturity as of December 31, 1999.

                                                CERTIFICATES
  ORIGINAL MATURITY                              OF DEPOSIT
  -----------------                             -------------
                                                (IN THOUSANDS)

  Three months or less . . . . . . . . . . . . .  $  102
  Over three through six months                      183
  Over six through 12 months . . . . . . . . . .   1,268
  Over 12 months . . . . . . . . . . . . . . . .     768
                                                  ------
      Total. . . . . . .                          $2,321
                                                  ======

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Association's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Association's stock in the FHLB of New York, a portion of its first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1999, the Association had $1.5 million in short term borrowings with the FHLB of New York.

     The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1999            1998
                                               ------           ------
                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at period end:
  FHLB advances. . . . . . . . . . . . . . . .  $1,500          $    --
  Other short-term borrowings. . . . . . . . .      --               --

Weighted average rate paid at period end:
  FHLB advances. . . . . . . . . . . . . . . .    6.01%              --%
  Other short-term borrowings. . . . . . . . .      --               --

Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances. . . . . . . . . . . . . . . .  $2,000          $    --
  Other short-term borrowings. . . . . . . . .      --               --

Approximate average amounts outstanding
  during period:
  FHLB advances. . . . . . . . . . . . . . . .  $  650          $    --
  Other short-term borrowings. . . . . . . . .      --               --

Approximate weighted average rate paid
  during period (1):
  FHLB advances. . . . . . . . . . . . . . . .    5.34%              --%
  Other short-term borrowings. . . . . . . . .      --               --

__________
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

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

PERSONNEL

    At December 31, 1999, the Association had seven full-time and no part-time employees. None of the Association's employees are represented by a collective bargaining group. The
Association believes that its relationship with its employees is good.

REGULATION OF THE COMPANY

    GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

    ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of unitary savings and loan holding companies which were formed before May 4, 1999 (like the Company), provided that their thrift subsidiary satisfies the Qualified Thrift Lender ("QTL") Test. See "Regulation of the Association -- Qualified Thrift Lender Test." However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Association -- Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than
(i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

    TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution or any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

    REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 1999, Ogdensburg Federal had no such investments.

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

    In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1999, the Association had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

    The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80.0% are assigned a risk weight of 50.0%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20.0% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0.0% risk weight. As of December 31, 1999, the Association's risk-weighted assets were approximately $15 million.

    The table below presents the Association's capital position relative to its various regulatory capital requirements at December 31, 1999.

                                                   PERCENT OF
                                         AMOUNT    ASSETS (1)
                                         ------    ----------
                                         (DOLLARS IN THOUSANDS)
    Tangible capital . . . . . . . . . . $2,391      9.0%
    Tangible capital requirement . . . .    397      1.5
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,994      7.5%
                                         ======     ====

    Core capital . . . . . . . . . . . . $2,391      9.0%
    Core capital requirement . . . . . .  1,058      4.0
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,333      5.0%
                                         ======     ====
    Total capital (i.e., core and
      supplementary capital) . . . . . . $2,567     17.0%
    Risk-based capital requirement . . .  1,206      8.0
                                         ------     ----
      Excess . . . . . . . . . . . . . . $1,361      9.0%
                                         ======     ====

(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk- based capital requirements.

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

    The following table shows the capital ratio requirements for each prompt corrective action category:

                                                      ADEQUATELY                        SIGNIFICANTLY
                             WELL CAPITALIZED        CAPITALIZED    UNDERCAPITALIZED   UNDERCAPITALIZED
                             ----------------        -----------    ----------------   ----------------
Total risk-based capital     10.0% or more            8.0% or more   Less than 8.0%      Less than 6.0%
Tier 1 risk-based
    capital ratio              6.0% or more           4.0% or more   Less than 4.0%      Less than 3.0%
Leverage ratio                 5.0% or more           4.0% or more*  Less than 4.0%      Less than 3.0%

________
*  3.0% if institution has a composite 1 CAMELS rating.

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

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment unless it is permissible for a national bank and a savings association.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At December 31, 1999, approximately 88% of the Association's assets were invested in Qualified Thrift Investments.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution,
(y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.
Effective January 1, 2000, both BIF and SAIF members will be assessed at the same rate for FICO payments. This rate, which is reset quarterly, will be 2.120 basis points for the first quarter of 2000. Prior to such date, BIF-insured institutions were assessed at one-fifth the rate of SAIF-insured institutions for purposes of the FICO assessment.

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

     LIQUIDITY REQUIREMENTS. The Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Association for the month of December 1999, were 22.68% and 14.98%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Association is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of New York, whichever is greater. The Association was in compliance with this requirement with an investment in the FHLB of New York stock at December 31, 1999, of $139,000. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. As of December 31, 1999, the Association had $1.5 million in short term borrowings from the FHLB of New York. See "Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $44.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1999, the Association met its reserve requirements.

TAXATION

     The Company will file a consolidated federal income tax return on a December 31 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

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

     Earnings appropriated to the Association's bad debt reserve and claimed as a tax deduction including the Association's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Association includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at December 31, 1999 included approximately $426,000 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

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

     The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Association vailed itself of the percentage of taxable income bad debt deduction method.

     The Association's federal income tax returns have not been audited by the IRS.

STATE TAXATION

     The Company reports income on a combined basis to New York State. The Company is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 9% of the Company's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Company's assets and on the ratio of its net worth to the value of its assets) of the value of the Company's assets allocable to New York State with certain modifications, (ii) 3% of the Company's "Alternative Entire Net Income" allocable to New York State or
(iii) $250.00.

     For purposes of the New York State tax on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income," subject to certain further modifications.

EXECUTIVE OFFICERS

     At December 31, 1999, the executive officers of the Company were as follows:

NAME                AGE    POSITION
----                ---    --------
Robert E. Wilson    62    President and Chief Executive Officer
Todd R. Mashaw      36    Vice President, Secretary/ Treasurer

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

     Todd R. Mashaw has served as Vice President of the Association since 1989 and Vice President, Secretary/Treasurer of the Company since its formation. He has been a member of the Board of Assessment and Review for the City of Ogdensburg since 1995 and has been a member of S.U.N.Y. Canton College Business Administration Advisory Committee since 1991. He has also coached Kiwanis Baseball.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
    The following table sets forth certain information regarding the Association's main office which is its only location.

                                            BOOK VALUE AT                   DEPOSITS AT
                         YEAR     OWNED OR   DECEMBER 31,   APPROXIMATE     DECEMBER 31,
                        OPENED     LEASED      1999 (1)     SQUARE FOOTAGE     1999
                        ------    --------  -------------   --------------  -----------
                                          (DOLLARS IN THOUSANDS)
MAIN OFFICE:             1987      Owned     $407            2,800           $22,444
825 State Street
Ogdensburg, NY 13669

_____________
(1)  Cost less accumulated depreciation and amortization.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1999.


                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS' MATTERS
--------------------------------------------------------------

    The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "PBKO" There are currently 134,390 shares of the Common Stock outstanding. The number of registered holders of Common Stock on December 31, 1999 was 134. Trading in the Common Stock commenced on December 28, 1998. The high and low bid prices for the Common Stock for each quarter for the period from issuance through December 31, 1999 are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. No dividends have been declared or paid on the Common Stock.

         QUARTER                       HIGH       LOW
         -------                       ----       ---
         December 31, 1998             10.00      10.00
         March 31, 1999                11.00       8.00
         June 30, 1999                 11.375     10.125
         September 30, 1999            11.625     10.125
         December 31, 1999             11.625     10.75

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

    OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution,
(y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

    The Association currently meets all of its regulatory requirements and, unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association may pay dividends in accordance with the foregoing provisions of the OTS regulations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

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

    The Company's primary method of managing interest rate is to emphasize the origination of ARM loans. The Company's ARM loans provide that the interest rate will adjust every year. The terms of these loans generally limit the amount of any rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 1999, approximately 56% of its mortgage loan portfolio had adjustable rates. The Company also purchases investment securities with relatively short maturities, normally three years or less. At December 31, 1999, approximately 84% of its investment portfolio had a maturity of five years or less. The Company also seeks to cushion itself against interest rate fluctuations by preserving a loyal depositor base whose accounts are less likely to switch to institutions that may be offering higher rates. The Company monitors its deposit rates on a weekly basis to ensure that it remains competitive.

    QUANTITATIVE DISCLOSURE. In recent years, the Company has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and the rates at which deposits will be withdrawn by depositors over time formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Company's NPV at December 31, 1999, as calculated by the OTS, which is based upon quarterly information that it voluntarily provided to the OTS.

                                                          NPV AS % OF
   CHANGE            NET PORTFOLIO VALUE            PORTFOLIO VALUE OF ASSETS
   CHANGE    -----------------------------     --------------------------------
  IN RATES   $ AMOUNT  $ CHANGE   % CHANGE     NPV RATIO     BASIS POINT CHANGE
  --------   --------  --------   --------     ---------     ------------------
                   (DOLLARS IN THOUSANDS)

   + 300 bp   1,521    (879)      (37)%        6.04%         (305) bp
   + 200 bp   1,845    (556)      (23)         7.20          (189) bp
   + 100 bp   2,142    (258)      (11)         8.23           (86) bp
       0 bp   2,400                            9.09
   - 100 bp   2,571     170         7          9.63            54  bp
   - 200 bp   2,741     341        14         10.16           107  bp
   - 300 bp   2,922     521        22         10.70           161  bp

     The board of directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 1999, the Company's interest rate sensitivity was within the policy established by the board.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

    The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                       1999                          1998
                                           ----------------------------   --------------------------
                                                                AVERAGE                      AVERAGE
                                           AVERAGE               YIELD/   AVERAGE             YIELD/
                                            BALANCE   INTEREST    COST    BALANCE   INTEREST   COST
                                           ---------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1) . . . . . . . . . . . . . . .  $20,290    $1,636     8.06%    $18,994   $1,537   8.09%
   Securities (2). . . . . . . . . . . . .    2,961       178     6.01       3,309      206   6.23
   Other short-term investments. . . . . .    1,539        90     5.84         953       61   6.40
                                            -------    ------              -------   ------
      Total interest-earning assets. . . .   24,790     1,904     7.68      23,256    1,804   7.76
Non-interest-earning assets. . . . . . . .    1,177                            600
                                            -------                        -------
   Total assets . . . . . . . . . . . .     $25,967                        $23,754
                                            =======                        =======
Interest-bearing liabilities:
   Savings and club accounts . . . . . . .  $ 2,916        89     3.05     $ 2,969       82   2.76
   Time certificates . . . . . . . . . . .   16,708       904     5.41      16,550      942   5.69
   NOW accounts and money market
     accounts. . . . . . . . . . . . . . .    2,695        30     1.11       2,090       34   1.63
Borrowings . . . . . . . . . . . . . . . .      750        35     0.05          --       --     --
                                            -------    ------              -------   ------
     Total interest-bearing liabilities. .   23,069     1,058     4.60      21,609    1,058   4.90
Non-interest-bearing liabilities . . . . .      198                             58
                                            -------                        -------
     Total liabilities . . . . . . . . . .   23,267                         21,667
Total equity . . . . . . . . . . . . . . .    2,700                          1,888
                                            -------                        -------
     Total liabilities and equity. . . . .  $23,967                        $23,555
                                            =======                        =======
Net interest income. . . . . . . . . . . .             $  846                        $  746
                                                       ======                        ======
Net interest rate spread . . . . . . . . .                        3.08%                       2.86%
                                                                  ====                        ====
Net yield on interest-earning assets . . .                        3.41%                       3.21%
                                                                  ====                        ====
Average interest-earning assets
   to average interest-bearing liabilities.                       1.07x                       1.08x
                                                                  ====                        ====

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

                                            YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------
                               1999   VS.          1998    1998     VS.       1997
                               ------------------------    -----------------------
                                INCREASE (DECREASE)         INCREASE (DECREASE)
                                      DUE TO                       DUE TO
                               ------------------------    -----------------------
                               VOLUME     RATE   TOTAL    VOLUME    RATE    TOTAL
                               ------------------------    -----------------------
                                             (IN THOUSANDS)
Interest income:
  Loans. . . . . . . . . . . . $105      $ (6)   $ 99     $256     $(49)   $207
  Securities . . . . . . . . .  (22)       (6)    (28)     (98)      27     (71)
  Other short-term
      investments. . . . . . .   38        (9)     29        8       (2)      6
                               ----      ----    ----     ----     ----    ----
      Total interest-earning
          assets . . . . . . .  121       (21)    100      185      (33)    152
                               ----      ----    ----     ----     ----    ----
Interest expense:
  Savings and club accounts. .   (1)        8       7        6       (3)      3
  Time certificates. . . . . .    9       (47)    (38)      42       17      59
  NOW and money market
    accounts . . . . . . . . .   10       (14)     (4)       1       (3)     (2)
  Borrowings . . . . . . . . .   35        --      35       --       --      --
                               ----      ----    ----     ----     ----    ----
      Total interest-bearing
          liabilities. . . . .   53       (53)     --       48       11      59
                               ----      ----    ----     ----     ----    ----
Change in net interest
  income . . . . . . . . . . . $ 68      $ 32    $100     $137     $(35)   $102
                               ====      ====    ====     ====     ====    ====

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,  1999 AND
DECEMBER 31, 1998

    Total assets increased by $1.8 million, or 7.12%, from $25.1 million at December 31, 1998 to $26.9 million at December 31, 1999. The increase in assets for the period was attributable to the growth in the Company's loan portfolio (net of allowance for loan losses) of $951,000, or 4.8%, which was the result of its capitalizing on strong loan demand in its market area. Loan growth was partially funded by the short-term borrowings from the FHLB of New York. Total liabilities increased by $1.6 million, or 7.1%, from $22.5 million at December 31, 1998 to $24.1 million at December 31, 1999. At December 31, 1999, total deposits amounted to $22.4 million, an increase of $250,000, or 1.13%, from December 31, 1998's level of $22.2 million. The deposit growth consisted primarily of time certificates and savings and club accounts.

    Total equity increased by $177,000, or 6.78%, due mainly to retained earnings from the period. At December 31, 1999, the Company was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.4 million (9% of adjusted total assets) and total risk-based capital of $2.6 million (17% of risk-weighted assets).

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 1999 AND 1998

    NET INCOME. Net income increased $24,000, or 17.02% from $141,000 for the fiscal year ended December 31, 1998 to $165,000 for the fiscal year ended December 31, 1999. The primary reason for the increase was due to an increase in interest income, partially offset by increases in the provision for loan losses, income tax expense and noninterest expense.

    NET INTEREST INCOME. Net interest income before provision for loan losses increased from $746,000 for fiscal year 1998 to $846,000 for fiscal year 1999. The $100,000, or 13.40%, increase was due to an increase in the average balance of the loan portfolio and, to a lesser extent, an improvement in the average yield on short term investments. Interest income from loans totaled $1.6 million for the year ended December 31, 1999 as compared to $1.5 million for the year ended December 31, 1998 for an increase of $99,000 or 6.44%. During the year ended December 31, 1999, the average balance of the loan portfolio increased by $1.3 million, or 6.82% to $20.3 million. The average yield on the loan portfolio was comparable year-to-year, decreasing by three basis points from 8.09% for 1998 to 8.06% for 1999. Interest income from short-term investments amounted to $90,000 in 1999, up from $61,000 for the year ended December 31, 1998 with the $29,000 increase attributable to an increased average balance of investments of this type. Interest income from the Company's securities portfolio declined by $28,000, or 13.59%, from $206,000 for the year ended December 31, 1998 to $178,000 for the year ended December 31, 1999 with the decline attributable to the combined effects of the $348,000, or 10.52%, decrease in the average balance of the portfolio as well as a 22 basis point decrease in the average yield from 6.23% in 1998 to 6.01% in 1999.

    Total interest expense amounted to $1.1 million in each of the years ended December 31, 1999 and December 31, 1998. The Bank did utilize Federal Home Loan Bank of New York advances during the most recent year. Interest expense related to these borrowings amounted to $35,000 in 1999 and was matched by a corresponding reduction in interest expense from deposit accounts.

    PROVISION FOR LOAN LOSSES. During fiscal year 1999, the Company recorded a $41,000 provision for loan losses as compared to $9,000 provision during the previous fiscal year. The higher provision for loan losses for fiscal 1999 was due to an increased level of chargeoffs during the 1999 period. Charge-offs, net of recoveries, amounted to $34,000 in fiscal 1999 as compared to $4,000 in fiscal 1998. Charge-offs in 1999 and 1998 all related to automobile loans. Future additions to the loan loss allowance will be based on the analysis of the loan portfolio as described above, and, accordingly, are not predictable.

    NONINTEREST INCOME. Noninterest income was $49,000 for fiscal year 1999 as compared to $44,000 for fiscal year 1998 for an increase of $5,000, or 11.36%, in 1999. The primary component of noninterest income is service charges on loans and deposit accounts. Service charges totaled $40,000 in 1999 up from $30,000 in 1998 due to the increased loan and deposit volume during the period.

    NONINTEREST EXPENSE. For fiscal year 1999, total noninterest expenses were $604,000 as compared to $590,000 for fiscal year 1998. The increase in this expense level was due mainly to increases in miscellaneous expenses of $21,000.

    INCOME TAX EXPENSE. Income tax expense for fiscal year 1999 amounted to $85,000 as compared to $50,000 for fiscal year 1998. The $35,000 increase was directly attributable to the increased level of pre-tax income in 1999 as compared to 1998 as well as the composition of the income base, the amount of tax-exempt income and non-deductible expenses. The Company's effective tax rates for fiscal years 1999 and 1998 were 34.0% and 26.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently 4%) depending upon economic conditions and deposit flows, is based upon a percentage of its deposits and short-term borrowings. The required ratio at December 31, 1999 was 4% and its actual liquidity ratio at December 31, 1999 was 22.68%.

     The Company's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits and funds provided from operations. The Association is also able to obtain advances from the FHLB of New York, although historically it has done this rarely. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing time certificates and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

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

     A major portion of the Company's liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon its operating, investing, lending and financing activities during any given period. At December 31, 1999, cash and cash equivalents totaled $1.5 million.

     The Company's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 1999 and 1998, purchases of investment and mortgage-backed securities totaled $4.6 million and $3.0 million, respectively, while loan originations totaled $6.6 million and $7.2 million, respectively. These investments were funded in part by loan and securities and mortgage-backed securities repayments and maturities and an increase in time certificates received for the years ended December 31, 1999 and 1998.

     At December 31, 1999, the Company had $23,000 in outstanding commitments to originate fixed-rate loans all at fixed rates of 10% and commitments to originate $84,000 on an adjustable rate basis. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $13.6 million at December 31, 1999. Based on historical experience management believes that a significant portion of such deposits will remain with the Company.

     The Company is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see " Item 1. Description of Business --
Regulation of the Association -- Regulatory Capital
Requirements."

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

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends existing disclosure rules regarding pension and other post-retirement benefits to standardize the disclosure formats effective for fiscal years beginning after December 15, 1997. The Bank adopted the provisions of SFAS No. 132 on January 1, 1998.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                          PAGE
---------------------------------                          ----

Independent Auditor's Report                                37

Consolidated Statements of Financial Condition
  as of December 31, 1999 and 1998                          38

Consolidated Statements of Income for the Years
  Ended December 31, 1999 and 1998                          39

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1999 and
  1998                                                      40

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1999 and 1998                    41

Notes to Consolidated Financial Statements                  43

               MORROW & POULSEN, P.C.
            CERTIFIED PUBLIC ACCOUNTANTS
                 145 CLINTON STREET
                WATERTOWN, NY  13601



            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
  and Stockholders of
Peoples Bankcorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of Peoples Bankcorp, Inc. (the Company) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bankcorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   MORROW & POULSEN, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS

                                   /s/ Morrow & Poulsen, P.C.
                                   -----------------------------

FEBRUARY 11, 2000
WATERTOWN, NEW YORK

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS)

______________________________________________________________________________


                                                          1999          1998
                                                       --------       --------

      ASSETS
Cash and Cash Equivalents:
  Cash and due from banks                              $   847        $ 1,194
  Interest-bearing deposits with other banks               610          1,281
                                                       -------        -------
            Total Cash and Cash Equivalents              1,457          2,475
Securities held-to-maturity (fair value of $3,829 at
  December 31, 1999 and $2,069 at December 31, 1998)     3,865          2,057
Loans, net of deferred fees                             20,942         19,984
Less - allowance for loan losses                           176            169
                                                       -------        -------
                Net Loans                               20,766         19,815
Premises and equipment, net                                463            434
Federal Home Loan Bank Stock, at cost -
  required by law                                          139            139
Accrued interest receivable                                163            151
Other assets                                                 7              3
                                                       -------        -------
TOTAL ASSETS                                           $26,860        $25,074
                                                       =======        =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
      Demand accounts - non-interest bearing           $   594        $   642
      Savings and club accounts - interest bearing       3,025          2,806
      Time certificates - interest bearing              16,963         16,453
      NOW and money market accounts -
         interest bearing                                1,862          2,293
                                                       -------        -------
                Total Deposits                          22,444         22,194
Borrowed money                                           1,500              0
Advance payments by borrowers for property
  taxes and insurance                                        3              3
Other liabilities                                          125            266
                                                       -------        -------
                Total Liabilities                       24,072         22,463
                                                       -------        -------
Commitments and contingencies (Note 10)
  Stockholders' Equity:
    Preferred stock $.01 par value per share,
      500,000 shares authorized, no shares
      issued or outstanding                                  0              0
    Common stock of $.01 par value, 3,000,000
      shares authorized, 134,390 shares issued and
      outstanding at December 31, 1999 and 1998              1              1
    Additional paid-in capital                           1,002          1,000
    Retained earnings - substantially restricted         1,882          1,717
    Accumulated other comprehensive income                   0              0
    Loan to Employee Stock Ownership Plan                  (97)          (107)
                                                       -------        -------
         Total Stockholders' Equity                      2,788          2,611
                                                       -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $26,860        $25,074
                                                       =======        =======

See accompanying notes to consolidated financial statements.
_____________________________________________________________________________

              PEOPLES BANKCORP, INC. AND SUBSIDIARY
              =====================================

                CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1999 AND 1998
               (IN THOUSANDS EXCEPT FOR SHARE DATA)

__________________________________________________________________________

                                                    1999            1998
                                                  --------        --------
Interest Income:
  Loans                                           $1,636          $1,537
  Securities                                         178             206
  Other short-term investments                        90              61
                                                  ------          ------
          Total Interest Income                    1,904           1,804
                                                  ------          ------

Interest Expense:
  Deposits                                         1,023           1,058
  Borrowings                                          35               0
                                                  ------          ------
          Total Interest Expense                   1,058           1,058
                                                  ------          ------

          Net Interest Income                        846             746

Provision for Loan Losses                             41               9
                                                  ------          ------
          Net Interest Income After
             Provision For Loan Losses               805             737
                                                  ------          ------

Non-Interest Income:
  Service charges                                     40              30
  Net gain on sale of securities                       0               1
  Other                                                9              13
                                                  ------          ------
          Total Non-Interest Income                   49              44
                                                  ------          ------

Non-Interest Expenses:
  Salaries and employee benefits                     285             286
  Directors' fees                                     45              43
  Building, occupancy and equipment                   53              63
  Data processing                                     33              34
  Postage and supplies                                34              31
  Deposit insurance premium                           13              13
  Insurance                                           10              10
  Other                                              131             110
                                                  ------          ------
          Total Non-Interest Expenses                604             590
                                                  ------          ------

Income before Income Tax Expense                     250             191

Income Tax Expense                                    85              50
                                                  ------          ------
Net Income                                        $  165          $  141
                                                  ======          ======
Earnings Per Share - Basic and Diluted            $ 1.23            N/A
  (See Note 1)

See accompanying notes to consolidated financial statements.
________________________________________________________________________

              PEOPLES BANKCORP, INC. AND SUBSIDIARY
              ======================================

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (IN THOUSANDS)

______________________________________________________________________________________


                                                        Loan to         Retained      Accumulated
                                         Additional     Employee        Earnings         Other
                                Common    Paid-in       Stock        Substantially  Comprehensive
                                Stock     Capital    Ownership Plan    Restricted        Income       Total
Balance at
   December 31, 1997            $          $           $                $1,576        $  1            $1,577

Comprehensive Income:
   Change in net unrealized
   gain (loss) on securities,
   net of tax and reclassifi-
   cation adjustment                                                                    (1)               (1)

Net Income                                                                 141                           141
                                                                        ------        ----            ------
   Comprehensive Income                                                    141          (1)              140

Sale of Common Stock                1       1,000                                                      1,001

Loan to Employee Stock
   Ownership Plan                                       (107)                                           (107)
                                -----      ------      -----            ------        ----           -------


Balance at
    December 31, 1998               1       1,000       (107)            1,717           0             2,611

Comprehensive Income:
  Net Income                                                               165                           165
                                                                        ------                        ------
     Comprehensive Income                                                  165                           165

ESOP Transactions                               2         10                                              12
                                -----      ------      -----            ------        ----           -------
Balance at
  December 31, 1999             $   1      $1,002      $ (97)           $1,882        $  0           $ 2,788
                                =====      ======      =====            ======        ====           =======

See accompanying notes to consolidated financial statements.

_____________________________________________________________________________________________________________

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS)

________________________________________________________________________________

                                                         1999            1998
Cash Flows from Operating Activities:
         Net income                                    $   165          $  141
         Adjustments to reconcile net income to
           net cash provided by operating activities:
           Depreciation and amortization                    16              15
           (Increase) decrease in accrued interest
            receivable                                     (12)            (26)
           Provision for loan losses                        41               9
           Loss on sale of real estate owned                 0              10
           Net gains on sales of securities                  0              (1)
           Net amortization (accretion) of
             premiums/discounts                            (13)            (82)
           Increase (decrease) in other liabilities       (141)            209
           (Increase) decrease in other assets              (4)              0
                                                       -------          ------
Net Cash Provided by Operating Activities                   52             275
                                                       -------          ------

Cash Flows from Investing Activities:
         Net increase in loans                            (992)         (3,156)
         Purchases of securities available-for-sale       (737)              0
         Proceeds from sales of securities
           available-for-sale                                0             719
         Proceeds from maturities and principal
           reductions of securities available-for-sale     750              19
         Purchases of securities held-to-maturity       (3,874)         (2,957)
         Proceeds from maturities and principal
           reductions of securities held-to-maturity     2,066           5,012
         Purchase of FHLB stock - required by law            0              (2)
         Purchase of premises and equipment                (45)            (15)
         Proceeds from sale of real estate owned             0              30
                                                       -------          ------
Net Cash Used by Investing Activities                   (2,832)           (350)
                                                       -------          ------
Cash Flows from Financing Activities:
         Increase in deposits                              250             429
         Advances from FHLB                              1,500               0
         Loan payment received from Employee
           Stock Ownership Plan                             12               0
         Sale of stock                                       0           1,344
         Cash paid for cost of stock conversion              0            (343)
         Increase in loan to Employee Stock
           Ownership Plan                                    0            (107)
                                                       -------          ------
Net Cash Provided by Financing Activities                1,762           1,323
                                                       -------          ------
Net Increase (Decrease) in Cash and Cash Equivalents    (1,018)          1,248

Cash and Cash Equivalents at Beginning of Year           2,475           1,227
                                                       -------          ------
Cash and Cash Equivalents at End of Year               $ 1,457          $2,475
                                                       =======          ======

         PEOPLES BANKCORP, INC. AND SUBSIDIARY
         =====================================

        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (CONT.)
        YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS)

_______________________________________________________________________________

                                                         1999            1998
Supplemental Disclosure of Cash Flow
  Information:
    Non-cash investing activities:
      Loans transferred to real estate owned
        through foreclosure                             $     0          $   40


Cash Paid During the Year for:
   Interest                                               1,045           1,058
   Income taxes                                              81              87


See accompanying notes to consolidated financial statements.

________________________________________________________________________________

               PEOPLES BANKCORP, INC. AND SUBSIDIARY
               =====================================

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998
________________________________________________________________

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Peoples Bankcorp, Inc. (the "Company" or "the Parent") was incorporated on September 17, 1998 in connection with its wholly-owned subsidiary's, Ogdensburg Federal Savings and Loan Association ("the Bank"), conversion from a Federally-chartered mutual saving and loan to a Federally-chartered stock savings and loan, as approved by the Office of Thrift Supervision ("OTS"). Ogdensburg Federal was founded in 1888 as a federally chartered institution and a member of the Federal Home
Loan Bank ("FHLB") System. The Bank's principal business consists of attracting deposits from the public and originating residential mortgage loans. The Bank also offers various types of consumer loans and a limited number of commercial real estate and commercial business loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF. The accounting principles used and methods of applying them conform with generally accepted accounting principles and practices within the savings and loan industry. The following are descriptions of the more significant of the accounting and reporting policies.

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

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include vault cash and amounts due from banks which represents short-term highly liquid investments.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

A decline in the fair value of an available-for-sale or held-to-maturity security that is deemed to be other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(i) INCOME TAXES

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

(j) COMPREHENSIVE INCOME

On January 1, 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting
                                           ---------
Comprehensive Income. This statement establishes standards for
--------------------
reporting and displaying of comprehensive income and its components. Comprehensive income includes the reported net income of a bank adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

The following summarizes the components of other comprehensive income (in thousands):

                                                YEARS ENDED
                                                DECEMBER 31,
                                                1999    1998

Other comprehensive income, before tax:
  Net unrealized holding gain (loss) on
    securities                                   $ 0     $ 0
  Reclassification adjustment for (gains)
    losses included in net income                  0      (1)
                                                 ---     ---
Other comprehensive income, before tax           $ 0     $(1)
Income tax expense related to items of
  other comprehensive income                       0       0
                                                 ---     ---
Other comprehensive income, net of tax           $ 0     $(1)
                                                 ===     ===

                             46

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(k) EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial
Accounting Standards No. 128, "Earnings Per Share," on a
                               ------------------
retroactive basis, which requires entities to report both basic and diluted earnings per share for 1998 and all prior years.

Since the shares were issued on December 28, 1998, the computation of weighted average shares outstanding for 1998 would be distorted and, therefore, earnings per share for 1998 were not computed.

At December 31, 1999, there were no dilutive potential shares to be issued.

A reconciliation of the numerator and denominator of both basic and diluted earnings per share is shown below:

                                             DECEMBER 31,
                                                1999
          Earnings per share:
          Numerator (net earnings)           $165,000
          Denominator (weighted average
            shares outstanding)               134,390
          Earnings per share                   $1.23

(1) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank does not engage in the use of derivative financial instruments. The Bank's off-balance sheet financial instruments are limited to commitments to extend credit.

(m) NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Bank adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of
                  -----------------------------------------
Financial Assets and Extinguishments of Liabilities, which
---------------------------------------------------
relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Bank.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(m) NEW ACCOUNTING STANDARDS (CONT.)

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value depends on the intended used of the derivative and the type of risk being hedged. SFAS 133 is effective for the Bank for all fiscal quarters beginning January 1, 2000. SFAS
127 delayed the provision of SFAS 133 until fiscal years beginning after June 15, 2000. Earlier adoption is permitted although the Bank did not do so. SFAS No. 133 also permits certain reclassifications of securities among the trading, available for sale and held to maturity classifications. The Bank has no current intention to reclassify any securities pursuant to SFAS 133. The Bank does not presently use derivatives and the adoption of SFAS 133 is not expected to have a material impact on the Bank's consolidated financial statements.

Employers' Disclosures about Pensions and Other Postretirement
--------------------------------------------------------------
Benefits. In February 1999, the FASB issued SFAS No. 132,
--------
"Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Bank adopted the provisions of SFAS No. 132 on January 1, 1998.

(2) SECURITIES

Securities are summarized as follows (in thousands):

                                             . . . . . . DECEMBER 31, 1999. . . . . . .
                                                           GROSS       GROSS
                                             AMORTIZED  UNREALIZED   UNREALIZED   FAIR
                                                COST       GAINS       LOSSES     VALUE
Held-to-Maturity:
   U.S. Government and federal agency
     securities                              $2,125      $    0      $    25     $2,100
   Mortgage-backed securities - GNMA          1,740           4           15      1,729
                                             ------      ------      -------     ------
                                             $3,865      $    4      $    40     $3,829
                                             ======      ======      =======     ======

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
                                             ======      ======      =======     ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(2) SECURITIES (CONT.)

The following table presents the carrying value and fair value of securities based on the earlier of call or maturity date at December 31, 1999:

                                          AMORTIZED      FAIR
                                             COST        VALUE
                                             (IN THOUSANDS)
Held-to-maturity:
   Due within one year                     $  875        $  868
   Due after one year through five years    1,250         1,232
   Due after ten years                      1,740         1,729
                                           ------        ------
                                           $3,865        $3,829
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

There were no sales of available-for-sale securities during 1999.

Gross gains of $1,000 were realized on sales of available-for-sale securities during the year ended December 31, 1998.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(3) LOANS RECEIVABLE

Loans are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1999           1998

Mortgages:
  One to four family residential                   $12,778        $12,541
  Commercial                                           489            755
  Construction                                           0             52
                                                   -------        -------
                                                    13,267         13,348
Other Loans:
  Automobile                                         4,760          4,006
  Home equity                                        1,015          1,073
  Passbook                                             162            203
  Commercial                                           678            337
  Other                                              1,053          1,021
                                                   -------        -------
                                                     7,668          6,640
                                                   -------        -------
  Total Loans                                       20,935         19,988

Net Deferred Fees                                        7             (4)
                                                   -------        -------
                                                   $20,942        $19,984
                                                   =======        =======

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                           1999       1998
Balance at beginning of period                             $  169    $ 164
Provision charged to operations                                41        9
Recoveries                                                      3        1
Loans charged off                                             (37)      (5)
                                                           ------    -----
Balance at end of period                                   $  176    $ 169
                                                           ======    =====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(3) LOANS RECEIVABLE (CONT.)

At December 31, 1999 and 1998, impaired loans totaled $13,000 and $64,000, respectively, with no related allowance for loan losses as a result of cash flow analysis. The average recorded investment in impaired loans was $15,000 and $180,000 during the years ended December 31, 1999 and 1998, respectively. Interest income recognized on impaired loans was $3,000 and $20,000 during the years ended December 31, 1999 and 1998, respectively.

The principal balances of loans not accruing interest amounted to approximately $-0- and $24,000 at December 31, 1999 and 1998, respectively. The interest income foregone for non-accruing loans was approximately $1,000 during each of the years ended December 31, 1999 and 1998.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. The following table presents a summary of the activity with respect to loans to directors and executive officers at December 31, 1999 and 1998:

                                                        DECEMBER 31,
                                                    1999           1998
Balance outstanding - beginning of year             $630,144      $ 209,552
New loans                                            181,000        584,500
Principal repayments                                 (75,339)      (163,908)
                                                    --------      ---------
Balance outstanding - end of year                   $735,805      $ 630,144
                                                    ========      =========

(4) PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1999           1998

Land                                               $125           $125
Buildings and improvements                          429            429
Furniture and equipment                              61             16
                                                   ----           ----
                                                    615            570
Less - accumulated depreciation and amortization    152            136
                                                   ----           ----
                                                   $463           $434
                                                   ====           ====

Depreciation and amortization expense amounted to $16,000 and $15,000 during the years ended December 31, 1999 and 1998, respectively.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(5) ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1999           1998
Loans                                              $103           $104
Securities                                           60             47
                                                   ----           ----
                                                   $163           $151
                                                   ====           ====

(6)   DEPOSITS

At December 31, 1999 and 1998, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately
$2,321,000 and $2,214,000, respectively. Deposit balances in excess of $100,000 are not insured by the FDIC.

Contractual maturities of time certificates are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                                    1999           1998
          Within one year                           $13,634        $11,621
          One through two years                       2,991          4,255
          Two through three years                       314            565
          Three through four years                       24              4
          Four through five years                         0              8
                                                    -------        -------
                Total Time Certificates             $16,963        $16,453
                                                    =======        =======

Interest expense on deposits is summarized as follows (in thousands):

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    1999           1998
           Savings, club and escrow accounts         $   82         $   82
           Time certificates                            909            942
           NOW accounts and money market accounts        32             34
                                                     ------         ------
                                                     $1,023         $1,058
                                                     ======         ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(7) BORROWINGS

The Bank is a member of the Federal Home Loan Bank of New York
(FHLB). As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. At December 31, 1999 and 1998, the Bank may borrow up to 30 percent of total assets.

During 1999 the Bank had the following short-term advances from the FHLB:

                                               OUTSTANDING
   ADVANCE         MATURITY       CURRENT        BALANCE
     DATE            DATE           RATE       (IN THOUSANDS)
    8/05/99         8/04/00        6.059%        $1,000
   11/23/99         3/01/00        5.796%           500
                                                 ------
                                                 $1,500
                                                 ======

The balance of one to four family mortgages was pledged to the FHLB at December 31, 1999 to secure the advances.

(8) INCOME TAXES

The Company and its subsidiary file consolidated tax returns on a calendar year basis.

Income taxes were allocated as follows (in thousands):

                                              DECEMBER 31,
                                             1999      1998
Income before income tax expense              $85       $50
Changes in equity, for changes in
  unrealized gains on securities                0         0
                                              ---       ---
                                              $85       $50
                                              ===       ===

The components of income tax expense attributable to income from operations are (in thousands):

                                              DECEMBER 31,
                                             1999      1998
Current:
  Federal                                      $71       $48
  State                                          7         8
                                               ---       ---
                                               $78       $56
                                               ---       ---
Deferred:
  Federal                                      $ 5       $(4)
  State                                          2        (2)
                                               ---       ---
                                               $ 7       $(6)
                                               ---       ---
                                               $85       $50
                                               ===       ===

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(8) INCOME TAXES (CONT.)

Actual tax expense attributable to income before income taxes differed from "expected" tax expense, computed by applying the
U. S. Federal statutory tax rate of 34% to income before income tax as follows (in thousands):

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    1999           1998
Computed "expected" tax expense                     $  85          $  65
Increase (decrease) in income taxes
  resulting from:
  State taxes, net of:
    Federal tax benefits                                3              1
    Benefit of Federal tax rates
      below statutory rates                            (4)            (7)
Other items, net                                        1             (9)
                                                    -----          -----
                                                    $  85          $  50
                                                    =====          =====
Effective tax rate                                   34.0%          26.2%
                                                    =====          =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are (in thousands):

                                                        DECEMBER 31,
                                                    1999           1998
Deferred tax assets:
  Allowance for loan losses                          $ 65           $ 61
  Net deferred loan fees                                6              7
  Accrued expenses                                      7              6
                                                     ----           ----
Total Gross Deferred Tax Assets                      $ 78           $ 74
                                                     ----           ----
Deferred tax liabilities:
  Accumulated depreciation on
    premises and equipment                           $ 16           $  7
  Accrued interest receivable                          59             54
  Bad debt reserves in excess of
    base year reserve                                   7             10
                                                     ----           ----

Total Gross Deferred Tax Liabilities                 $ 82           $ 71
                                                     ----           ----
Net Deferred Tax Assets (Liabilities)                $ (4)          $  3
                                                     ====           ====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

Included in retained earnings at December 31, 1999 and 1998 is approximately $426,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a bank for Federal income tax purposes, would result in taxable income to the Bank.

(9) PENSION PLAN

The Bank has a non-contributory multiemployer pension plan.

The Bank participates in the Financial Institutions Retirement Fund. The Fund is a tax-qualified pension trust covering approximately 300 participating employers. Separate actuarial valuations are not made with respect to each employer. All full-time employees of the Bank are covered by the plan. Statement of Financial Accounting Standards (SFAS)
No. 87, Employers' Accounting for Pensions requires that in
        ----------------------------------
multiemployer plans, pension expense is equal to contributions required each accounting period. During the years ended December 31, 1999 and 1998 the Bank was not required to make contributions to the plan and the expense was $-0-.

The plan uses the projected unit credit cost method as its funding method. The maximum number of years in which the initial past service liability would be required to be paid off by any participating employer is 15. Actuarial gains and losses are spread as a part of the valuation method.

The Bank adopted a 401(k) Plan effective January 1, 1994 covering all full-time employees. The Bank matches an employee's contribution up to a maximum of 5%. The expense for this Plan was $10,000 for the year ended December 31, 1998. The Bank's match of employee contributions was terminated December 31, 1998.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

Commitments to originate fixed and adjustable rate loans are as follows (in thousands):

                                             December 31,
                                                1999

             Fixed rate - 10%                   $ 23
             Adjustable rate                      84
                                                ----
             Total Commitments to
              Originate Loans                   $107
                                                ====

Unused lines of credit, which includes home equity, consumer and commercial, amounted to $378,000 and $404,000 at December 31, 1999 and 1998, respectively.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

(12) REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted tangible assets (as defined), and tangible capital to tangible assets (as defined). As discussed in greater detail below, as of December 31, 1999, the Bank met all of the capital adequacy requirements to which it is subject.

As of September 30, 1999, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(12) REGULATORY MATTERS (CONT.)

The following is a reconciliation of the Bank's GAAP and Regulatory capital at December 31, 1999 and 1998 (in thousands):




                                       GAAP    TANGIBLE         CORE          RISK-BASED
                                      CAPITAL  CAPITAL     %   CAPITAL   %      CAPITAL     %
DECEMBER 31, 1999                     $2,391   $2,391           $2,391         $2,391

Regulatory capital adjustments:
   General allowance
     for loan losses (up to 1.25%
     of risk-weighted assets)
                                                                                176
                                               ------           ------         ------
Total regulatory capital                       $2,391    9.0%   $2,391   9.0%  $2,567     17.0%
Regulatory capital requirement                    397    1.5%    1,058   4.0%   1,206      8.0%
                                               ------           ------         ------
Regulatory capital excess                      $1,994           $1,333         $1,361
                                               ======           ======         ======
                                       GAAP    TANGIBLE         CORE          RISK-BASED
                                      CAPITAL  CAPITAL     %   CAPITAL   %      CAPITAL     %
DECEMBER 31, 1998                     $2,218   $2,218           $2,218         $2,218

Regulatory capital adjustments:
   General allowance
     for loan losses (up to 1.25%
     of risk-weighted assets)
                                                                                169
                                               ------           ------         ------
Total regulatory capital                       $2,218    9.0%   $2,218   9.0%  $2,387     16.1%
Regulatory capital requirement                    370    1.5%      740   3.0%   1,190      8.0%
                                               ------           ------         ------
Regulatory capital excess                      $1,848           $1,478         $1,197
                                               ======           ======         ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

                                                                               TO BE CLASSIFIED
                                                                                   AS WELL-
                                                             MINIMUM          CAPITALIZED UNDER
                                                         CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                             ACTUAL         REQUIREMENT       ACTION PROVISIONS
                                         AMOUNT  RATIO   AMOUNT     RATIO     AMOUNT      RATIO
AS OF DECEMBER 31, 1999

Total capital (to risk weighted assets)  $2,567  17.0%   $1,206     8.0%      $1,508      10.0%
Tier I Capital (to risk weighted assets)  2,391  15.9       603     4.0          905       6.0
Tier I Capital (to adjusted tangible
   assets)                                2,391   9.0     1,058     4.0        1,323       5.0
Tangible Capital (to tangible assets)     2,391   9.0       397     1.5            -       N/A

AS OF DECEMBER 31, 1998

Total capital (to risk weighted assets)  $2,387  16.1%   $1,190     8.0%      $1,487      10.0%
Tier I Capital (to risk weighted assets)  2,218  14.9       595     4.0          892       6.0
Tier I Capital (to adjusted tangible
   assets)                                2,218   9.0       740     3.0        1,234       5.0
Tangible Capital (to tangible assets)     2,218   9.0       370     1.5            -       N/A

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

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

    SHORT-TERM BORROWINGS: As a result of the short-term nature of these instruments, the carrying amount approximates their fair value.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT.)

The estimated carrying values and fair values of the Bank's financial instruments are as follows (in thousands):

                                                DECEMBER 31,
                                        1999                     1998
                                  CARRYING  FAIR         CARRYING    FAIR
                                   AMOUNT   VALUE          AMOUNT    VALUE
Financial assets:
   Cash and cash equivalents      $ 1,457   $ 1,457      $ 2,475     $ 2,475
   Securities                       3,865     3,829        2,057       2,069
   Loans, net                      20,766    21,207       19,815      20,062
   FHLB stock                         139       139          139         139
   Accrued interest receivable        163       163          151         151

Financial liabilities:
   Deposits:
        Demand accounts               594       594          642         642
        Savings and club
         accounts                   3,025     3,025        2,806       2,806
        Time certificates          16,963    16,964       16,453      16,536
        NOW and money market
         accounts                   1,862     1,862        2,293       2,293
        Borrowed money              1,500     1,500            0           0

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14) CONVERSION FROM MUTUAL TO STOCK ORGANIZATION

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

At the time of conversion, the Bank established a liquidation account which is a memorandum account that does not appear on the statement of financial condition, in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(15) EMPLOYEE STOCK OWNERSHIP PLAN

On December 28, 1998, the board of directors adopted an Employee Stock Ownership Plan ("ESOP") to provide stock awards to eligible employees of the Company. The Company issued a promissory note to the ESOP for $107,510 to purchase shares of the Company's common stock. The ESOP will repay the note in annual payments of principal and interest through December 31, 2008. The first payment was due on December 31, 1999.

The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's board of directors.
Contributions for 1999 and 1998 were $12,500 and $-0-, respectively.

(16) CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Peoples Bankcorp, Inc.
is as follows:

                                                                DECEMBER 31,
                                                              1999       1998
             BALANCE SHEET                                     (IN THOUSANDS)

Assets:
  Cash - interest bearing deposits with other banks          $   73      $  393
  Securities held-to-maturity                                   125           0
  Loans                                                         200           0
  Accrued interest receivable                                     4           0
  Investment in common stock of Ogdensburg Federal
    Savings and Loan Association                              2,391       2,218
                                                             ------      ------
            Total Assets                                     $2,793      $2,611
                                                             ======      ======

Liabilities and Stockholders' Equity:
  Other liabilities                                          $    5      $    0
  Stockholders' Equity                                        2,788       2,611
                                                             ------      ------
            Total Liabilities and
              Stockholders' Equity                           $2,793      $2,611
                                                             ======      ======

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              1999       1998
         STATEMENT OF INCOME                                   (IN THOUSANDS)

Interest on loans                                            $   13      $    0
Interest on investments                                          12           0
                                                             ------      ------
                                                             $   25      $    0
Operating expenses                                               33           0
                                                             ------      ------
Income (loss) before equity in undistributed
  net income of Ogdensburg Federal Savings
  and Loan Association                                       $   (8)     $    0
Equity in undistributed net income of Ogdensburg
  Federal Savings and Loan Association                          173         140
                                                             ------      ------
            Net Income                                       $  165      $  140
                                                             ======      ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 (CONT.)
________________________________________________________________

(16) CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONT.)

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              1999       1998
         STATEMENT OF CASH FLOWS                               (IN THOUSANDS)

Cash Flows from Operating Activities:
  Net income                                                  $ 165      $  140
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in undistributed net income of
      Ogdensburg Federal Savings and Loan Association          (173)       (140)
    (Increase) in accrued interest receivable                    (4)          0
    Increase in other liabilities                                 5           0
                                                              -----      ------
Net Cash Provided (Used) by Operating
Activities                                                    $  (7)     $    0
                                                              -----      ------
Cash Flows from Investing Activities:
  Purchases of securities held-to-maturity                    $(125)     $    0
  Net increase in loans                                        (200)          0
  Investment in common stock of Ogdensburg
    Federal Savings and Loan Association                          0        (501)
                                                              -----      ------
Net Cash Used by Investing Activities                         $(325)     $ (501)
                                                              -----      ------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                      $   0      $1,344
  Cost associated with conversion                                 0        (343)
  Increase in loan to employee stock ownership plan               0        (107)
  Loan payment received from ESOP trustee                        12           0
                                                              -----      ------
Net Cash Provided by Financing Activities                     $  12      $  894
                                                              -----      ------
Net Increase (Decrease) in Cash and Cash Equivalents          $(320)     $  393

Cash and Cash Equivalents at Beginning of Year                  393           0
                                                              -----      ------
Cash and Cash Equivalents at End of Year                      $  73      $  393
                                                              =====      ======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     None.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

          Independent Auditor's Report of Morrow & Poulsen, P.C.
          Consolidated Statements of Financial Condition as of
          December 31, 1999 and 1998
          Consolidated Statements of Income for the Years Ended
          December 31, 1999 and 1998
          Consolidated Statements of Stockholders' Equity for
            the Years Ended December 31, 1999 and 1998
          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1999 and 1998
          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


                                 Page in
                                                   Sequentially
No.      Description                               Numbered Copy
---      -----------                               -------------
3.1      Certificate of Incorporation of
         Peoples Bankcorp, Inc.                         *
3.2      Bylaws of Peoples Bankcorp, Inc.               *
4        Form of Common Stock Certificate of
           Peoples Bankcorp, Inc.                       *
10.1     Proposed Peoples Bankcorp, Inc. 1998
           Stock Option and Incentive Plan              *+
10.2     Proposed Peoples Bankcorp, Inc.
           Management Recognition Plan and
           Trust Agreement                              *+
10.3     Employment Agreement between People's
           Bankcorp, Inc. and Robert E. Wilson          *+
10.4     Guaranty Agreement between People's
           Bankcorp, Inc. and Robert E. Wilson          *+
10.5     Employment Agreement between Ogdensburg
           Federal Savings and Loan Association
           and Todd R. Mashaw                           *+
10.6     Amendment No. 1 to Employment Agreement
           between Ogdensburg Federal Savings and
           Loan Association and Robert E. Wilson
10.7     Amendment No. 1 to Employment Agreement
           between Ogdensburg Federal Savings
           Loan Association and Todd R. Mashaw
21       Subsidiaries
27       Financial Data Schedule (EDGAR only)
__________
(*)  Incorporated herein by reference from Registration
     Statement on Form SB-2 filed (File No. 333-63625).
(+)  Management contract or compensatory plan or arrangement.

    (b)  REPORTS ON FORM 8-K.  There were no Current Reports on
         -------------------
Form 8-K filed by the Company during the fourth quarter of fiscal year 1999.

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PEOPLES BANKCORP, INC.

March 28, 2000        By: /s/ Robert E. Wilson
                          --------------------------
                          Robert E. Wilson
                          President and Chief Executive Officer
                          (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert E. Wilson                             March 28, 2000
---------------------------------
Robert E. Wilson
President and Chief Executive Officer
(Director and Principal Executive,
  Accounting and Financial Officer)



/s/ Robert E. Hentschel                          March 28, 2000
---------------------------------
Robert E. Hentschel
Chairman of the Board
(Director)


/s/ Anthony P. LeBarge, Sr.                      March 28, 2000
---------------------------------
Anthony P. LeBarge, Sr.



/s/ Wesley L. Stitt                              March 28, 2000
---------------------------------
Wesley L. Stitt
(Director)


/s/ George E. Silver                             March 28, 2000
---------------------------------
George E. Silver
(Director)

