Form 10QSB
period 2000-03-31
PEOPLES BANKCORP INC
filed 2000-05-15
CIK 1070243

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000


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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of May 12, 2000, the issuer had 134,390 shares of Common
Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                Yes  [   ]     No  [X]
                       CONTENTS

             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
         as of March 31, 2000 (unaudited)
         and December 31, 1999 . . . . . . . . . . . . . . . 3

     Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and 1999
         (unaudited) . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and
         1999 (unaudited). . . . . . . . . . . . . . . . . 5-6

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

                PEOPLES BANKCORP, INC.
    Consolidated Statements of Financial Condition
         March 31, 2000 and December 31, 1999
                    (In thousands)

                                                 March 31,    December 31,
                                                   2000           1999
                                                ---------     ------------
                 ASSETS                                       (Audited)
                 ------
Cash and Cash Equivalents:
    Cash and due from banks                      $   420        $   847
    Interest-bearing deposits with other banks     1,402            610
                                                 -------        -------
Total Cash and Cash Equivalents                    1,822          1,457
Securities held-to-maturity (fair value of
  $3,778 (unaudited) at March 31, 2000 and
  $3,829 at December 31, 1999)                     3,831          3,865

Loans, net of deferred fees                       20,603         20,942
       Less allowance for loan losses                172            176
                                                 -------        -------
            Net loans                            $20,431        $20,766

Premises and equipment, net                          456            463
Federal Home Loan Bank stock, at cost
  required by law                                    155            139
Accrued interest receivable                          144            163
Other assets                                          18              7
                                                 -------        -------
       TOTAL ASSETS                              $26,857        $26,860
                                                 =======        =======
              LIABILITIES AND EQUITY

Liabilities:
    Deposits:
    Demand accounts - non-interest bearing       $   781        $   594
    Savings and club accounts -interest
      bearing                                      2,991          3,025
    Time certificates -interest bearing           17,544         16,963
    NOW and money market accounts -interest
      bearing                                      1,542          1,862
                                                 -------        -------
       Total deposits                            $22,858        $22,444
                                                 =======        =======
Advance payments by borrowers for property
    taxes and insurance                                3              3
Other liabilities                                    165            125
Borrowed money                                     1,000          1,500
                                                 -------        -------
       Total liabilities                         $24,026        $24,072
                                                 =======        =======
Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share,
    500,000 shares authorized, no shares
    issued or outstanding                             --             --
  Common stock of $.01 par value, 3,000,000
    shares authorized, 134,390 shares issued
    and outstanding at March 31, 2000 and
    December 31, 1999                                  1              1
  Additional paid-in capital                       1,002          1,002
  Retained earnings                                1,925          1,882
  Accumulated other comprehensive income                            --
  Loan to employee stock ownership plan              (97)           (97)
                                                 -------        -------
       Total stockholders' equity                $ 2,831        $ 2,788
                                                 -------        -------
       Total liabilities and stockholders'
         equity                                  $26,857        $26,860
                                                 =======        =======

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                   Consolidated Statements of Income

         For the Three Months Ended March 31, 2000 and 1999
                            (In thousands)

                                     Three Months Ended
                                         March 31,
                                   --------------------
                                    2000          1999
                                   ------        ------
 Interest income:
    Loans                          $413           $411
    Securities                       65             26
    Other short-term investments     20             24
                                   ----           ----
          Total interest income     498            461
                                   ----           ----

Interest expense:
    Deposits                        257            254
    Borrowings                       20             --
                                   ----           ----
          Total interest expense    277            254
                                   ----           ----
          Net interest income       221            207

Provision for loan losses             8             11
                                   ----           ----
    Net interest income after
      provision for loan losses     213            196
                                   ----           ----
Non-interest income:
    Service charges                   8              8
    Other                             2              7
                                   ----           ----
      Total non-interest income      10             15
                                   ----           ----

Non-interest expenses:
     Salaries and employee
       benefits                      76             72
     Directors fees                  12             10
     Building, occupancy and
       equipment                     15             14
     Data processing                  9              8
     Postage and supplies             6              5
     Deposit insurance premium        1              3
     Insurance                        5              2
     Other                           32             33
                                   ----           ----
     Total non-interest expenses    156            147
                                   ----           ----

     Income before income tax
       expense                       67             64
                                   ----           ----
Income tax expense                   24             21
                                   ----           ----
     Net income                    $ 43           $ 43
                                   ====           ====

Earnings per share
     Basic and diluted             $.32           $.32
                                   ----           ----
     Weighted average shares
        outstanding                 134            134
                                   ----           ----

See accompanying notes to consolidated financial statements.

                        PEOPLES BANKCORP, INC.

                 Consolidated Statements of Cash Flows

                Three Months Ended March 31, 2000 and 1999
                            (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2000         1999
                                                        --------      -------
Cash flows from operating activities:
   Net income                                          $    43     $    43
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                        7           2
        Decrease in accrued interest receivable             19          36
        Provision for loan losses                            8           1
        Net gains on sales of securities                    --          --
        Net amortization (accretion of
             premium/discounts)                             --          --
        Increase in other liabilities                       40          63
        Deferred income taxes                               --          --
        Decrease in other assets                           (11)        (47)
                                                       -------     -------
               Net cash provided by operating
                 activities                                106         141
                                                       -------     -------

Cash flows from investing activities:
   Net increase (decrease) in loans                        327        (246)
   Proceeds from sales of securities
      available-for-sale                                    --          --
   Proceeds from maturities and principal
      reductions of securities available-for-sale           --          --
   Purchases of securities held-to-maturity                 --          --
   Proceeds from maturities and principal
      reductions of securities held-to-maturity             34       1,001
   Purchase of FHLB stock                                  (16)         --
   Purchase of fixed assets                                 --         (18)
                                                       -------     -------
                 Net cash provided by investing
                   activities                              345         737
                                                       -------     -------

Cash flows from financing activities:
   Increase (decrease) in deposits                         414        (105)
   Decrease in advance payments from borrowers
     for property taxes and insurance                       --          --
   Borrowings from FHLB                                     --          --
   Repayments to FHLB                                     (500)         --
                                                       -------     -------
                 Net cash provided by
                   financing activities                    (86)       (105)

Net increase in cash and cash equivalents                  365         773
Cash and cash equivalents at beginning of period         1,457       2,475
                                                       -------     -------
Cash and cash equivalents at end of period             $ 1,822     $ 3,248
                                                       =======     =======

                        PEOPLES BANKCORP, INC.

                            (In thousands)


                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2000         1999
                                                        --------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash investing activities:
      Additions to real estate owned                    $    --      $    --

    Cash paid during the period for:
      Interest                                              281          254
      Income taxes                                           11           20
                                                        =======      =======


See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER
31, 1999

     Total assets at March 31, 2000 amounted to $26.9 million, a $3,000 decrease from December 31, 1999's level of $26.9 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents increasing by $365,000 from $1.5 million at December 31, 1999 to $1.8 million at March 31, 2000, an increase of 25.05%. Offsetting this increase was a $335,000 decrease in net loans from $20.8 million at December 31, 1999 to $20.4 million at March 31, 2000. Total liabilities at March 31, 2000 had decreased marginally from December 31, 1999, to $24.0 million at March 31, 2000 as compared to $24.1 million at December 31, 1999. Deposits, which comprise the majority of total liabilities, amounted to $22.9 million at March 31, 2000, up from $22.4 million at December 31, 1999 for an increase of $414,000, or 1.85%, with decreases in NOW and savings and club accounts being offset by increases in demand accounts and certificates of deposit. Total stockholders' equity at March 31, 2000 amounted to $2.8 million as compared to $2.8 million at December 31, 1999 with the $43,000 increase attributable to the retention of earnings from the period. At March 31, 2000 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.4 million (9.2% of adjusted total assets) and total risk-based capital of $2.6 million (17.4%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
AND 1999

     NET INCOME. Net income for the three months ended March 31, 2000 and the three months ended March 31, 1999 amounted to $43,000, with an increased level of net interest income in the fiscal 2000 quarter, offset by the combined effects of a decrease in non-interest income and increases in non-interest expenses and income tax expense.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased by $14,000, or 6.76%, from $207,000 for the three months ended March 31, 1999 to $221,000 for the three months ended March 31, 2000. The increase in net interest income was primarily due to a $37,000 increase in interest income, partially offset by a $23,000 increase in interest expense as compared to the three months ended March 31, 1999. The increase in interest income was primarily due to a $39,000 increase in interest from the securities portfolio due to the purchase of a GNMA security. Interest expense for the quarter ended March 31, 2000 amounted to $277,000, a $23,000 increase from the same period in 1999 with the increase attributable to FHLB borrowings as well as an increase in prevailing interest rates.

     PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2000, the Company made an $8,000 provision for loan losses as compared to a provision of $11,000 or the same period in 1999. The lower provision in 2000 reflected the level of charge-offs during that period.

     A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

     NON-INTEREST INCOME. Non-interest income for the three months ended March 31, 2000 amounted to $10,000 as compared to $15,000 for the three months ended March 31, 1999 with the decrease attributable to decreased appraisal and overdraft fees.

     NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 2000 totaled $156,000, up from $147,000 for the first quarter of 1999 with the increase primarily due to a $4,000 increase in salaries and employee benefits, a $3,000 increase in insurance and a $2,000 increase in directors fees, partially offset by a $2,000 decrease in FDIC insurance premiums. The decrease in this item was due to the decreased assessment rate paid by institutions in connection with the FICO bonds.

     INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2000 amounted to $24,000, a $3,000 increase from the same period in 1999 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 35.82% and 32.81%.

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at March 31, 2000 was 4%. For the month ended March 31, 2000 the Association was in compliance.

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

          None. [Confirm]

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

                        PEOPLES BANKCORP, INC.




Date: May 12, 2000      By: /s/ Robert E. Wilson
                            ---------------------------------
                            Robert E. Wilson
                            President and Chief Executive
                              Officer
                            (Duly Authorized and Principal
                              Executive, Accounting and
                              Financial Officer)