Form 10QSB
period 2000-06-30
PEOPLES BANKCORP INC
filed 2000-08-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                                --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to _______________

                           Commission File No. 0-25217
                                               -------

                             PEOPLES BANKCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                                16-1560886
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

825 State Street
Ogdensburg, New York                                                 13669
--------------------------------------------------------------------------------
(Address of principal                                               (Zip Code)
executive office)

         Issuer's telephone number, including area code: (315) 393-4340
                                                               --------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                    No  [  ]

As of August  11,  2000,  the latest  practicable  date,  134,390  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [X]                                    No  [  ]

                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Consolidated  Statements of Financial Condition as of
         June 30, 2000 (unaudited) and December 31, 1999......................3

         Consolidated  Statements  of Income for the Three and
         Six Months Ended June 30, 2000 and 1999 (unaudited)..................4

         Consolidated  Statements  of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999 (unaudited).............................5

         Notes to Consolidated Financial Statements...........................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11
Item 2.  Changes in Securities and Use of Proceeds............................11
Item 3.  Defaults Upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information....................................................11
Item 6.  Exhibits and Reports on Form 8-K.....................................11


                                   SIGNATURES

                           PART I FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                        (In thousands, except per share data)

                                                                 JUNE  30,   DECEMBER 31,
                         ASSETS                                    2000         1999
                                                                 --------    ------------
                                                                             (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                     $    493    $    847
     Interest-bearing deposits in other banks                         463         610
                                                                 --------    --------
         Total cash and cash equivalents                              956       1,457

Securities held-to-maturity (fair value of $4,420 (unaudited)
    at June 30, 2000 and $3,829 at December 31, 1999)               4,575       3,865
Loans, net of deferred fees                                        21,034      20,942
         Less allowance for loan losses                               179         176
                                                                 --------    --------
                  Net loans                                      $ 20,855    $ 20,766

Premises and equipment, net                                           455         463
Federal Home Loan Bank stock, at cost required by law                 155         139
Accrued interest receivable                                           171         163
Other assets                                                            7           7
                                                                 --------    --------
                  Total Assets                                   $ 27,174    $ 26,860
                                                                 ========    ========

                  LIABILITIES AND EQUITY

Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                      $    876    $    594
     Savings and club accounts - interest bearing                   2,967       3,025
     Time certificates - interest bearing                          17,730      16,963
     NOW and money market accounts - interest bearing               1,496       1,862
                                                                 --------    --------
                  Total deposits                                 $ 23,069    $ 22,444
                                                                 ========    ========

Advance payments by borrowers for property taxes
  and insurance                                                         3           3
Other liabilities                                                     230         125
Borrowed money                                                      1,000       1,500
                                                                 --------    --------
                  Total liabilities                              $ 24,302    $ 24,072
                                                                 ========    ========

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share,
        500,000 shares authorized, no shares
        issued or outstanding                                          --          --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 134,390 shares issued and
       outstanding at June 30, 2000 and December 31, 1999               1           1
     Additional paid-in capital                                     1,002       1,002
     Retained earnings                                              1,966       1,882
     Accumulated other comprehensive income                            --          --
     Loan to employee stock ownership plan                            (97)        (97)
                                                                 --------    --------
                  Total stockholders' equity                        2,872    $  2,788
                                                                 --------    --------

                  Total liabilities and stockholders' equity     $ 27,174    $ 26,860
                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                  2000 AND 1999
                     (In thousands, except per share data)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ---------------------------       ---------------------------
                                                       2000              1999             2000              1999
                                                     --------          --------         --------          --------
                                                                             (In thousands)
Interest income
  Loans                                              $     418         $     403        $     831         $     814
  Securities                                                71                15              136                41
  Other short-term investments                              22                34               42                58
                                                     ---------         ---------        ---------         ---------
         Total interest income                             511               452            1,009               913
                                                     ---------         ---------        ---------         ---------

Interest expense:
  Deposits                                                 274               254              531               508
  Borrowings                                                16                --               36                --
                                                     ---------         ---------        ---------         ---------
         Total interest expense                            290               254              567               508
                                                     ---------         ---------        ---------         ---------

         Net interest income                               221               198              442               405

Provision for loan losses                                   11                --               19                11
                                                     ---------         ---------        ---------         ---------
         Net interest income after provision
              for loan losses                              210               198              423               394
                                                     ---------         ---------        ---------         ---------

Non-interest income:
  Service charges                                           11                 7               19                15
  Other                                                      7                 5                9                12
                                                     ---------         ---------        ---------         ---------
         Total non-interest income                          18                12               28                27
                                                     ---------         ---------        ---------         ---------

Non-interest expense:
  Salaries and employee benefits                            75                74              151               146
  Director fees                                             16                14               28                24
  Building, occupancy and equipment                         14                13               29                27
  Data processing                                            9                 8               18                16
  Postage and supplies                                      10                 6               16                11
  Deposit insurance premium                                  1                 3                2                 6
  Insurance                                                  5                 2               10                 4
  Other                                                     35                30               67                63
                                                     ---------         ---------        ---------         ---------
         Total non-interest expense                        165               150              321               297
                                                     ---------         ---------        ---------         ---------

         Income before income tax expense                   63                60              130               124

Income tax expense                                          24                26               48                47
                                                     ---------         ---------        ---------         ---------

         Net income                                  $      39         $      34        $      82         $      77
                                                     =========         =========        =========         =========

Earnings per share
  Basic and diluted                                  $     .29         $     .32        $     .61         $     .57
-                                                     ---------         --------        ---------         ---------
  Weighted average shares outstanding                      134               134              134               134
                                                     ---------         ---------        ---------         ---------

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                          2000          1999
                                                         --------     --------
                                                          (In thousands)

Cash flows from operating activities:
  Net income                                             $    82    $    77
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                            13          6
     Decrease in accrued interest receivable                  (8)        10
     Provision for loan losses                                19         11
     Net gains on sales of securities                         --         --
     Increase in other liabilities                            --          4
     Deferred income taxes                                   105         --
     Decrease in other assets                                 --         (3)
                                                         -------    -------
         Net cash provided by operating activities           211        105
                                                         -------    -------

Cash flows from investing activities:
  Net increase (decrease) in loans                          (106)    (1,211)
  Proceeds from sales of securities available-for-sale        --         --
  Proceeds from maturities and principal reductions
    of securities available-for-sale                          --         --
  Purchase of securities held-to-maturity                   (750)      (500)
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                            40      1,001
  Purchase of FHLB stock                                     (16)        --
  Purchase of fixed assets                                    (5)       (27)
                                                         -------    -------
         Net cash provided by investing activities          (837)      (737)
                                                         -------    -------

Cash flows from financing activities:
  Increase (decrease) in deposits                            625        225
  Decrease in advance payments and borrowers for
    property taxes and insurance                              --         --
  Borrowings from FHLB                                        --         --
  Repayments to FHLB                                        (500)        --
                                                         -------    -------

         Net cash provided by financing activities           125

Net increase in cash and cash equivalents                   (501)      (407)
Cash and cash equivalents at beginning of period           1,457      2,475
                                                         -------    -------
Cash and cash equivalents at end of period               $   956    $ 2,068
                                                         =======    =======

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     Six months ended June 30, 2000 and 1999
                                 (In thousands)


                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                          2000          1999
                                                         --------     --------
                                                          (In thousands)

Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Additions to real estate owned                      $     --     $    --

  Cash paid during the period for:
     Interest                                                 570         508
     Income taxes                                              40          54
                                                         ========     =======


                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2000 and 1999


NOTE 1 - PEOPLES BANKCORP, INC.
------------------------------

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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

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

NOTE 3 - PLAN OF CONVERSION
---------------------------

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

                             PEOPLES BANKCORP, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.
Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loansand the effect of certain recent accounting pronouncements.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

Total assets at June 30, 2000 amounted to $27.2 million, a $314,000, or 1.17%, increase from December 31, 1999's level of $26.9 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents decreasing by $501,000 from $1.5 million at December 31, 1999 to $956,000 at June 30, 2000, a decrease of 34.39%. Offsetting this decrease was a $710,000 increase in securities held to maturity from $3.9 million at December 31, 1999 to $4.6 million at June 30, 2000 for an increase of 18.37% and, to a lesser extent, a $89,000 increase in net loans from $20.8 million at December 31, 1999 to $20.9 million at June 30, 2000. Total liabilities at June 30, 2000 had increased by $230,000, or 0.96% from $24.1 million at December 31, 1999, to $24.3 million at June 30, 2000. Deposits, which comprise the majority of total liabilities, amounted to $23.1 million at June 30, 2000, up from $22.4 million at December 31, 1999 for an increase of $625,000, or 2.79%, with decreases in NOW and savings and club accounts being offset by increases in demand accounts and certificates of deposit. Total stockholders' equity at June 30, 2000 amounted to $2.9 million as compared to $2.8 million at December 31, 1999 with the $84,000 increase attributable to the retention of earnings from the period. At June 30, 2000 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.5 million (9.3% of adjusted total assets) and total risk-based capital of $2.7 million (17.4%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET INCOME. Net income for the three months ended June 30, 2000 and the three months ended June 30, 1999 amounted to $39,000 and $34,000 respectively. The $5,000 increase in net income for the 2000 period as compared to fiscal year 1999 was attributable to increased levels of net interest income and, to a lesser extent, non-interest income, partially offset by the combined effects of increases in non-interest expenses and the provision for loan losses. For the six months ended June 30, 2000, net income amounted to $82,000 as compared to $77,000 for the six months ended June 30, 1999 with the $5,000 or 6.49% increase attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $23,000, or 11.62%, from $198,000 for the three months ended June 30, 1999 to $221,000 for the three months ended June 30, 2000. The increase in net interest income was primarily due to a $59,000 increase in interest income, partially offset by a $36,000 increase in interest expense as compared to the three months ended June 30, 1999. The increase in interest income was primarily due to a $56,000 increase in interest from the securities portfolio due to the purchase of a GNMA security. Interest expense for the quarter ended June 30, 2000 amounted to $290,000, a $36,000 increase from the same period in 1999 with the increase attributable to a $20,000 increase in interest expense due to FHLB borrowings as well as an increase in prevailing interest rates. For the six months ended June 30, 2000, net interest income before provision for loan losses amounted to $567,000, up from $508,000 for the first half of fiscal year 1999 for an increase of $37,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2000, the Company made an $11,000 provision for loan losses as compared to no provision for the same period in 1999. The provision in 2000 reflected the level of charge-offs during that period. For the six months ended June 30, 2000 the Company made a $19,000 provision for loan losses as compared to an $11,000 provision for the same period in 1999. The increased provision in the first half of fiscal year 2000 as compared to fiscal year 1999 was due to a higher level of charge-offs during the period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 2000 amounted to $18,000 as compared to $12,000 for the three months ended June 30, 1999 with the increase attributable to service charges. For the six months ended June 30, 2000, non-interest income amounted to $28,000 as compared to $27,000 for the six months ended June 30, 1999 with the increase due to a $4,000 increase in service charges, partially offset by a $3,000 reduction in other non-interest income.

NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 2000 totaled $165,000, up from $150,000 for the first quarter of 1999 with the increase primarily due to a $4,000 increase in postage supplies expenses, a $5,000 increase in other non-interest expenses due to higher annual meeting expenses and supervisory exam assesment, and a $3,000 increase in insurance expense, partially offset by a $2,000 decrease in FDIC insurance premiums. The decrease in this item was due to the decreased assessment rate paid by institutions in connection with the FICO bonds. For the six months ended June 30, 2000, non-interest expenses totaled $321,000 which represented a $24,000 increase as compared to the first half of fiscal year 1999. The increase in the first half of fiscal year 2000 was primarily attributable to the combined effects of a $6,000 increase in insurance expense, a $5,000 increase in salaries and employee benefits, a $5,000 increase in postage and supplies and a $4,000 increase in directors fees, partially offset by a $4,000 reduction in FDIC insurance premiums. This reduction was due to the aforementioned reduction in the assessment rate for premiums paid in connection with the FICO bonds.

INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2000 amounted to $24,000, a $2,000 decrease from the same period in 1999 with the decrease primarily attributable to an adjustment of tax accruals for taxable income in 2000. The Company's effective tax rates for the respective periods were 38.10% and 43.34%. For the six months ended June 30, 2000, income tax expense amounted to $48,000, up from $47,000 for the same period in 1999 with the increase primarily due to the increased level of pre-tax income. The Company's effective tax rates for the first half of fiscal years 2000 and 1999 were 36.93% and 37.91%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at June 30, 2000 was 4%. For the month ended June 30, 2000 the Association was in compliance.

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

FINANCIAL MODERNIZATION LEGISLATION.

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

                             PEOPLES BANKCORP, INC.


                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         None.

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 16, 2000, the Company held its Annual Meeting of Stockholders for the purpose of electing directors and considering the approval of a stock option and incentive plan and a management recognition plan. All nominees for director were elected and the two proposals relating to the stock-based compensation plans were approved. The results of voting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS

         Robert E. Wilson

                  For:  117,912             Withheld:  225

         Anthony P. LeBarge, Sr.

                  For:  118,112             Withheld:  25

PROPOSAL II - APPROVAL OF THE PEOPLES BANKCORP, INC. 2000 STOCK OPTION AND INCENTIVE PLAN

         For:  93,594      Against:  23,393          Abstain:  350

PROPOSAL II - APPROVAL OF THE PEOPLES BANKCORP, INC. MANAGEMENT RECOGNITION PLAN


         For:  96,619      Against:  20,393          Abstain:  325


ITEM 5.  Other Information
         -----------------

         During the quarter ended June 30, 2000, the Company adopted a stock repurchase plan pursuant to which the Board authorized the repurchase of up to 5% of the Company's outstanding shares of Common Stock. To date, no shares have been repurchased under this plan.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:  None.

         Exhibit 27: Financial Data Schedule for the six months ended June 30, 2000.

                             PEOPLES BANKCORP, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 11, 2000           By: /s/ Robert E. Wilson
                                    ----------------------------------
                                    Robert E. Wilson
                                    President and Chief
                                    Executive Officer
                                    (Duly Authorized and Principal
                                    Executive, Accounting and Financial Officer)