Form 10QSB
period 2000-09-30
PEOPLES BANKCORP INC
filed 2000-11-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2000

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

Yes [X]                                                                No [  ]

As of November 13, 2000,  the latest  practicable  date,  132,390  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [X]                                                                No [  ]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated  Statements  of Financial  Condition as of
         September  30, 2000  (unaudited) and December 31, 1999................3

         Consolidated  Statements  of Income for the Three and Nine
         Months Ended September 30, 2000 and 1999 (unaudited)..................4

         Consolidated  Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999 (unaudited).........................5

         Notes to Consolidated Financial Statements............................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.................................................11
Item 2.     Changes in Securities and Use of Proceeds.........................11
Item 3.     Defaults Upon Senior Securities...................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............11
Item 5.     Other Information.................................................11
Item 6.     Exhibits and Reports on Form 8-K..................................11


                                   SIGNATURES

                           PART I FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (In thousands, except per share data)

                                                                                        September 30,     December 31,
                         ASSETS                                                              2000            1999
                                                                                        ------------      -----------
                                                                                                           (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $     550         $     847
     Interest-bearing deposits in other banks                                                 167               610
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                      717             1,457

Securities held-to-maturity (fair value of $4,184 (unaudited)
    at September 30, 2000 and $3,829 at December 31, 1999)                                  4,179             3,865
Loans, net of deferred fees                                                                20,998            20,942
         Less allowance for loan losses                                                       180               176
                                                                                        ---------         ---------
                  Net loans                                                                20,818            20,766

Premises and equipment, net                                                                   450               463
Federal Home Loan Bank stock, at cost required by law                                         155               139
Accrued interest receivable                                                                   171               163
Other assets                                                                                    6                 7
                                                                                        ---------         ---------
                  Total assets                                                          $  26,496         $  26,860
                                                                                        =========         =========

                  LIABILITIES AND EQUITY

Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     879         $     594
     Savings and club accounts - interest bearing                                           3,185             3,025
     Time certificates - interest bearing                                                  17,787            16,963
     NOW and money market accounts - interest bearing                                       1,609             1,862
                                                                                        ---------         ---------
                  Total deposits                                                        $  23,460         $  22,444
                                                                                        =========         =========

Advance payments by borrowers for property taxes and insurance                                  2                 3
Other liabilities                                                                             149               125
Borrowed money                                                                                 --             1,500
                                                                                        ---------         ---------
                  Total liabilities                                                     $  23,611         $  24,072
                                                                                        =========         =========

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share,
        500,000 shares authorized, no shares
        issued or outstanding                                                                  --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 132,390 and 134,390 shares issued and
       outstanding at September 30, 2000 and December 31, 1999                                  1                 1
     Additional paid-in capital                                                             1,002             1,002
     Retained earnings                                                                      2,005             1,882
     Accumulated other comprehensive income                                                    --                --
     Common stock held in treasury at cost                                                    (26)               --
     Loan to employee stock ownership plan                                                    (97)              (97)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                2,885         $   2,788
                                                                                        ---------         ---------

                  Total liabilities and stockholders' equity                            $  26,496         $  26,860
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In thousands, except per share data)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                     ---------------------------        ---------------------------
                                                       2000              1999             2000              1999
                                                     --------          --------         --------          --------
                                                                             (In thousands)
Interest income
  Loans                                              $     433         $     435        $   1,264         $   1,249
  Securities                                                76                36              212                77
  Other short-term investments                              13                12               55                70
                                                     ---------         ---------        ---------         ---------
         Total interest income                             522               483            1,531             1,396
                                                     ---------         ---------        ---------         ---------

Interest expense:
  Deposits                                                 293               256              824               764
  Borrowings                                                 6                10               42                10
                                                     ---------         ---------        ---------         ---------
         Total interest expense                            299               266              866               774
                                                     ---------         ---------        ---------         ---------

         Net interest income                               223               217              665               622

Provision for loan losses                                    6                 7               25                18
                                                     ---------         ---------        ---------         ---------
         Net interest income after provision
              for loan losses                              217               210              640               604
                                                     ---------         ---------        ---------         ---------

Non-interest income:
  Service charges                                            9                 8               28                23
  Other                                                      3                10               12                22
                                                     ---------         ---------        ---------         ---------
         Total non-interest income                          12                18               40                45
                                                     ---------         ---------        ---------         ---------

Non-interest expense:
  Salaries and employee benefits                            84                83              228               229
  Director fees                                             12                10               40                34
  Building, occupancy and equipment                         15                15               44                42
  Data processing                                            9                 8               27                24
  Postage and supplies                                       7                 7               23                18
  Deposit insurance premium                                  1                 3                3                 9
  Insurance                                                  5                 2               15                 6
  Other                                                     32                23              106                86
                                                     ---------         ---------        ---------         ---------
         Total non-interest expense                        165               151              486               448
                                                     ---------         ---------        ---------         ---------

         Income before income tax expense                   64                77              194               201

Income tax expense                                          24                24               72                71
                                                     ---------         ---------        ---------         ---------

         Net income                                  $      40         $      53        $     122         $     130
                                                     =========         =========        =========         =========

Earnings per share
  Basic and diluted                                  $     .30         $    .39         $     .91         $    .96
                                                     ---------         --------         ---------         --------
  Weighted average shares outstanding                      133               134              134               134
                                                     ---------         ---------        ---------         ---------

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------
                                                                                  2000             1999
                                                                                --------         --------
                                                                                        (In thousands)

Cash flows from operating activities:
  Net income                                                                    $    122         $     130
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    19                11
     Decrease in accrued interest receivable                                          (8)               --
     Provision for loan losses                                                        25                18
     Net gains on sales of securities                                                 --                --
     Increase (decrease) in other liabilities                                         24              (126)
     Deferred income taxes                                                            --                --
     Decrease in other assets                                                          1                (5)
                                                                                --------         ---------
         Net cash provided by operating activities                                   183                28
                                                                                --------         ---------

Cash flows from investing activities:
  Net increase (decrease) in loans                                                   (77)           (3,003)
  Proceeds from sales of securities available-for-sale                                --                --
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                                  --                --
Purchase of securities held-to-maturity                                             (750)           (1,125)
  Purchases of securities available-for-sale                                          --              (743)
Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   437             1,001
  Purchase of FHLB stock                                                             (16)               --
  Purchase of fixed assets                                                            (6)              (46)
                                                                                --------         ---------
         Net cash provided (used) by investing activities                           (412)           (3,916)
                                                                                --------         ---------

Cash flows from financing activities:
  Increase (decrease) in deposits                                                  1,016               488
  Decrease in advance payments and borrowers for
    property taxes and insurance                                                      (1)               (1)
  Purchase of treasury stock                                                         (26)               --
  Borrowings from FHLB                                                                --             1,800
  Repayments to FHLB                                                              (1,500)               --
                                                                                --------         ---------

         Net cash provided by financing activities                                  (511)            2,287

Net increase (decrease) in cash and cash equivalents                                (740)           (1,601)
Cash and cash equivalents at beginning of period                                   1,457             2,475
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $    717         $     874
                                                                                ========         =========

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)


                                                                                     Nine Months Ended
                                                                                         September   30,
                                                                                ----------------------------
                                                                                  2000             1999
                                                                                --------         --------
                                                                                        (In thousands)
                                                                                                      -
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Additions to real estate owned                                             $     --         $      --

  Cash paid during the period for:
     Interest                                                                        866               764
     Income taxes                                                                     58                72
                                                                                ========         =========


                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 2000 and 1999


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

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.
Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Total assets at September 30, 2000 amounted to $26.5 million, a $364,000, or 1.36%, decrease from December 31, 1999's level of $26.9 million. The composition of the Company's balance sheet had changed somewhat with cash and cash equivalents decreasing by $740,000 from $1.5 million at December 31, 1999 to $717,000 at September 30, 2000, a decrease of 50.79%. Partially offsetting this decrease was a $314,000 increase in securities held to maturity from $3.9 million at December 31, 1999 to $4.2 million at September 30, 2000 for an increase of 8.12%. Cash balances at December 31, 1999 reflected higher than normal liquidity to be prepared for any higher than expected cash needs as a result of any Year 2000 concerns. Net loans at September 30, 2000 were essentially unchanged as compared to December 31, 1999 increasing by $52,000 or 0.25% to $20.8 million. Total liabilities at September 30, 2000 had decreased by $461,000, or 1.92% from $24.1 million at December 31, 1999, to $23.6 million at September 30, 2000. Deposits, which comprise the majority of total liabilities, amounted to $23.5 million at September 30, 2000, up from $22.4 million at December 31, 1999 for an increase of $1.0 million, or 4.53%, with decreases in NOW and money market accounts being offset by increases in all other deposit categories. Total stockholders' equity at September 30, 2000 amounted to $2.9 million as compared to $2.8 million at December 31, 1999 with the $97,000 increase attributable to the retention of earnings from the period, partially offset by the $26,000 cost of repurchasing shares of treasury stock during the period. At September 30, 2000 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.5 million (9.7% of adjusted total assets) and total risk-based capital of $2.7 million (17.8%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME. Net income for the three months ended September 30, 2000 and the three months ended September 30, 1999 amounted to $40,000 and $53,000 respectively. The $13,000 decrease in net income for the 2000 period as compared to fiscal year 1999 was attributable to increased levels of non interest expense and, to a lesser extent, a decrease in non-interest income, partially offset by an increase in net interest income. For the nine months ended September 30, 2000, net income amounted to $122,000 as compared to $130,000 for the nine months ended September 30, 1999 with the $8,000 or 6.15% decrease attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $6,000, or 2.77%, from $217,000 for the three months ended September 30, 1999 to $223,000 for the three months ended September 30, 2000. The increase in net interest income was primarily due to a $39,000 increase in interest income, partially offset by a $33,000 increase in interest expense as compared to the three months ended September 30, 1999. The increase in interest income was primarily due to a $40,000 increase in interest from the securities portfolio due to the purchase of a GNMA security. Interest expense for the quarter ended September 30, 2000 amounted to $299,000, a $33,000 increase from the same period in 1999 with the increase attributable to a $37,000 increase in interest expense from deposits, partially offset by a $4,000 reduction in interest expense due to FHLB borrowings. For the nine months ended September 30, 2000, net interest income before provision for loan losses amounted to $665,000, up from $622,000 for the first nine months of fiscal year 1999 for an increase of $43,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended September 30, 2000, the Company made a $6,000 provision for loan losses as compared to a $7,000 provision for the same period in 1999. The provision in 2000 reflected the level of charge-offs during that period. For the nine months ended September 30, 2000 the Company made a $25,000 provision for loan losses as compared to a $18,000 provision for the same period in 1999. The increased provision in the first three quarters of fiscal year 2000 as compared to fiscal year 1999 was due to a higher level of charge-offs during the period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 2000 amounted to $12,000 as compared to $18,000 for the three months ended September 30, 1999 with the decrease attributable to decreases in appraisal fees and miscellaneous operating income. For the nine months ended September 30, 2000, non-interest income amounted to $40,000 as compared to $45,000 for the nine months ended September 30, 1999 with the decrease due to a $10,000 reduction in other non-interest income.

NON-INTEREST EXPENSES. Non-interest expenses for the third quarter of 2000 totaled $165,000, up from $151,000 for the third quarter of 1999 with the increase primarily due to a $9,000 increase in other non-interest expenses due to miscellaneous expenses, a $3,000 increase in insurance expense, a $2,000 increase in directors' fees and a $1,000 increase in salaries and employee benefits, offset by $2,000 decrease in FDIC insurance premiums. The decrease in this item was due to the decreased assessment rate paid by institutions in connection with the FICO bonds. For the nine months ended September 30, 2000, non-interest expenses totaled $486,000 which represented a $38,000 increase as compared to the first three quarters of fiscal year 1999. The increase for the first three quarters of fiscal year 2000 was primarily attributable to the combined effects of a $20,000 increase in other non-interest expense, a $9,000 increase in insurance expense, a $5,000 increase in postage and supplies and a $6,000 increase in directors fees, partially offset by a $6,000 reduction in FDIC insurance premiums. This reduction was due to the aforementioned reduction in the assessment rate for premiums paid in connection with the FICO bonds.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 amounted to $24,000 which was comparable to the same period in 1999. The Company's effective tax rates for the respective periods were 37.5% and 31.2%. For the nine months ended September 30, 2000, income tax expense amounted to $72,000, up from $71,000 for the same period in 1999. The Company's effective tax rates for the first three quarters of fiscal years 2000 and 1999 were 37.1% and 35.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Association's deposits and short-term borrowings. The required ratio at September 30, 2000 was 4%. For the month ended September 30, 2000 the Association was in compliance.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         During the quarter ended September 30, 2000, the Company adopted a stock repurchase plan pursuant to which the Board authorized the repurchase of up to 5% of the Company's outstanding shares of Common Stock. In the quarter ended September 30, 2000, 2,000 shares were repurchased under this plan.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:  None.

         Exhibit 27: Financial Data Schedule for the nine months ended September
                     30, 2000.

                             PEOPLES BANKCORP, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 14, 2000         By: /s/ Robert E. Wilson
                                    ------------------------------------
                                    Robert E. Wilson
                                    President and Chief
                                    Executive Officer
                                    (Duly Authorized and Principal
                                    Executive, Accounting and Financial Officer)