Form 10QSB
period 2001-03-31
PEOPLES BANKCORP INC
filed 2001-05-15
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2001
                                         --------------

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

         Issuer's telephone number, including area code: (315) 393-4340
                                                               ---------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                             No [ ]

As of  May  11,  2001,  the  latest  practicable  date,  132,390  shares  of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [ ]                                             No [ ]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated  Statements  of Financial  Condition as of
         March 31, 2001  (unaudited)  and December 31, 2000....................3

         Consolidated  Statements  of Income for the Three  Months
         Ended March 31, 2001 and 2000 (unaudited).............................4

         Consolidated  Statements  of Cash Flows for the Three
         Months Ended March 31, 2001 and 2000 (unaudited)......................5

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


                                   SIGNATURES

                           PART I FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      (In thousands, except per share data)

                                                                                          March 31,       December 31,
                         ASSETS                                                              2001            2000
                                                                                        -------------     ------------
                                                                                                          (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $     925         $     605
     Interest-bearing deposits in other banks                                               1,962               204
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    2,887               809

Securities available-for-sale - at fair value                                               2,955             1,017
Securities held-to-maturity (fair value of $3,640 (unaudited)
    at March 31, 2001 and $4,192 at December 31, 2000)                                      3,564             4,126
Loans, net of deferred fees                                                                20,502            20,688
         Less allowance for loan losses                                                       176               176
                                                                                        ---------         ---------
                  Net loans                                                                20,326            20,512

Premises and equipment, net                                                                   437               444
Federal Home Loan Bank stock, at cost-required by law                                         162               155
Accrued interest receivable                                                                   171               179
Other assets                                                                                   52                19
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  30,554         $  27,261
                                                                                        =========         =========

                  LIABILITIES AND EQUITY

Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     754         $     813
     Savings and club accounts - interest bearing                                           3,088             2,930
     Time certificates - interest bearing                                                  18,664            18,075
     NOW and money market accounts - interest bearing                                       2,826             1,927
                                                                                        ---------         ---------
                  Total deposits                                                           25,332            23,745
                                                                                        ---------         ---------

Borrowed money                                                                              2,000               500
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             252                86
                                                                                        ---------         ---------
                  Total liabilities                                                        27,586            24,333
                                                                                        ---------         ---------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 132,390 shares issued and
       outstanding at March 31, 2001 and December 31, 2000                                      1                 1
     Additional paid-in capital                                                             1,003             1,003
     Retained earnings - substantially restricted                                           2,076             2,036
     Accumulated other comprehensive income                                                    --                --
     Loan to employee stock ownership plan                                                    (86)              (86)
     Common stock in treasury, at cost (2,000 shares)                                         (26)              (26)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                2,968         $   2,928
                                                                                        ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  30,554         $  27,261
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                        (In thousands)
Interest income
  Loans                                                                         $    421         $     413
  Securities                                                                         110                65
  Other short-term investments                                                        17                20
                                                                                --------         ---------
         Total interest income                                                       548               498
                                                                                --------         ---------

Interest expense:
  Deposits                                                                           312               257
  Borrowings                                                                          18                20
                                                                                --------         ---------
         Total interest expense                                                      330               277
                                                                                --------         ---------

         Net interest income                                                         218               221

Provision for loan losses                                                              6                 8
                                                                                --------         ---------

         Net interest income after provision for loan losses                         212               213
                                                                                --------         ---------

Non-interest income:
  Service charges                                                                     10                 8
  Other                                                                                2                 2
                                                                                --------         ---------
         Total non-interest income                                                    12                10
                                                                                --------         ---------

Non-interest expense:
  Salaries and employee benefits                                                      84                76
  Director fees                                                                       13                12
  Building, occupancy and equipment                                                   16                15
  Data processing                                                                      9                 9
  Postage and supplies                                                                10                 6
  Deposit insurance premium                                                            1                 1
  Insurance                                                                            3                 5
  Other                                                                               27                32
                                                                                --------         ---------
         Total non-interest expense                                                  163               156
                                                                                --------         ---------

         Income before income tax expense                                             61                67

Income tax expense                                                                    21                24
                                                                                --------         ---------

         Net income                                                             $     40         $      43
                                                                                ========         =========

Earnings per share
  Basic                                                                         $    .30         $     .32
  Diluted                                                                       $    .29         $     .32
  Weighted average shares outstanding                                                132               134

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                        (In thousands)
Cash flows from operating activities:
  Net income                                                                    $     40         $      43
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                     7                 7
     Decrease in accrued interest receivable                                           8                19
     Provision for loan losses                                                         6                 8
     Net amortization (accretion) of premium/discounts                               (58)               --
     Increase in other liabilities                                                   166                40
     (Increase) decrease in other assets                                             (33)              (11)
                                                                                --------         ---------
         Net cash provided by operating activities                                   136               106
                                                                                --------         ---------

Cash flows from investing activities:
  Net (increase) decrease in loans                                                   180               327
  Purchases of securities available-for-sale                                      (1,996)               --
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                                  96                --
  Purchases of securities held-to-maturity                                            --                --
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   582                34
  Purchase of FHLB stock                                                              (7)              (16)
  Purchase of fixed assets                                                            --                --
                                                                                --------         ---------
         Net cash provided (used) by investing activities                         (1,145)              345
                                                                                --------         ---------

Cash flows from financing activities:
  Increase in deposits                                                             1,587               414
  Borrowings from FHLB                                                             2,000                --
  Repayments to FHLB                                                                (500)             (500)
  Loan payment received from Employee Stock Ownership Plan                            --                --
  Decrease in advance payments from borrowers for
    property taxes and insurance                                                      --                --
  Cash dividends paid on common stock                                                 --                --
  Payments to acquire treasury stock                                                  --                --
                                                                                --------         ---------

         Net cash provided (used) by financing activities                          3,087               (86)

Net increase in cash and cash equivalents                                          2,078               365
Cash and cash equivalents at beginning of period                                     809             1,457
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $  2,887         $   1,822
                                                                                ========         =========

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                      (In thousands)
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     --         $      --

  Cash paid during the period for:
     Interest                                                                        318               281
     Income taxes                                                                      4                11
                                                                                ========         =========


                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2001 and 2000


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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Total assets at March 31, 2001 amounted to $30.6 million, a $3.3 million, or 12.08%, increase from December 31, 2000's level of $27.3 million. The increase in total assets was centered in a $2.1 million increase in cash and cash equivalents and a $1.9 million increase in securities classified as available for sale. These increases were funded by a combination of a $1.5 million increase in FHLB advances and a $1.6 million increase in total deposits along with a $562,000 reduction in securities held to maturity. Net loans at March 31, 2001 amounted to $20.3 million which represented as decrease of $186,000 from $20.5 million at December 31, 2000. Total liabilities at March 31, 2001 increased from $24.3 million at December 31, 2000, to $27.6 million at March 31, 2001. Deposits, which comprise the majority of total liabilities, amounted to $25.3 million at March 31, 2001, up from $23.7 million at December 31, 2000 for an increase of $1.6 million, or 6.68%, with increases in all categories of deposits other than demand deposits. Total stockholders' equity at March 31, 2001 amounted to $3.0 million as compared to $2.9 million at December 31, 2000 with the $40,000 increase attributable to the retention of earnings from the period. At March 31, 2001 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.63 million (8.63% of adjusted total assets) and total risk-based capital of $2.7 million (18.4%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET INCOME. Net income for the three months ended March 31, 2001 amounted to $40,000 as compared to $43,000 for the three months ended March 31, 2000. The $3,000 or 6.98% decrease was due to the combined effects of a $7,000 increase in non-interest expenses and a $3,000 decrease in net interest income, partially offset by a $3,000 decrease in income tax expense, a $2,000 reduction in the provision for loan losses and a $2,000 increase in non-interest income.

NET INTEREST INCOME. Net interest income before provision for loan losses decreased by $3,000, or 1.36%, from $221,000 for the three months ended March 31, 2000 to $218,000 for the three months ended March 31, 2001. The decrease in net interest income was primarily due to a $53,000 increase in interest expense as compared to the three months ended March 31, 2000, offset by a $50,000 increase in total interest income. The increase in interest expense was due to a $55,000 increase in interest on deposits which reflected the increase in the average balance of interest-bearing deposits during the first quarter of 2001 as compared to the same period in 2000. The increase in interest income was primarily due to a $45,000 increase in interest from the securities portfolio due to the purchase of two GNMA securities.

PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2001, the Company made a $6,000 provision for loan losses as compared to a provision of $8,000 or the same period in 2000. The lower provision in 2001 reflected the level of charge-offs during that period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended March 31, 2001 amounted to $12,000 as compared to $10,000 for the three months ended March 31, 2000 with the increase attributable to increased service charges.

NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 2001 totaled $163,000, up from $156,000 for the first quarter of 2000 with the increase primarily due to an $8,000 increase in salaries and employee benefits and a $4,000 increase in postage and supplies, partially offset by a $5,000 decrease in miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2001 amounted to $21,000, a $3,000 decrease from the same period in 2000 with the decrease primarily attributable to a decrease in pre-tax income. The Company's effective tax rates for the respective periods were 34.43% and 35.82%.

LIQUIDITY AND CAPITAL RESOURCES

The Association is required to maintain levels of liquid assets consistent with its safe and sound operation. The Association believes its level of liquid assets are sufficient for its needs.

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

         None.

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




Date: May 14, 2001              By: /s/ Robert E. Wilson
                                    --------------------------------------------
                                    Robert E. Wilson
                                    President and Chief
                                    Executive Officer
                                    (Duly Authorized and Principal
                                    Executive, Accounting and Financial Officer)