Form 10QSB
period 2001-06-30
PEOPLES BANKCORP INC
filed 2001-08-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 --------------

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

         Issuer's telephone number, including area code: (315) 393-4340
                                                         --------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                                             No  [ ]

As of August  14,  2001,  the latest  practicable  date,  132,979  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):


Yes [ ]                                                             No  [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2001 (unaudited) and December 31, 2000.......................3

         Consolidated  Statements  of Income for the Three and Six Months
         Ended June 30, 2001 and 2000 (unaudited)..............................4

         Consolidated  Statements  of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (unaudited)..............................5

         Notes to Consolidated Financial Statements............................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................11
Item 2.           Changes in Securities and Use of Proceeds...................11
Item 3.           Defaults Upon Senior Securities.............................11
Item 4.           Submission of Matters to a Vote of Security Holders.........11
Item 5.           Other Information...........................................11
Item 6.           Exhibits and Reports on Form 8-K............................11


                                   SIGNATURES

                           PART I FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                      (In thousands, except per share data)

                                                                                            June 30,      December 31,
                         ASSETS                                                              2001              2001
                                                                                        -------------     ------------
                                                                                                          (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $   1,247         $     605
     Interest-bearing deposits in other banks                                                 772               204
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    2,019               809

Securities available-for-sale - at fair value                                               2,643             1,017
Securities held-to-maturity (fair value of $3,563 (unaudited)
    at June 30, 2001 and $4,192 at December 31, 2000)                                       3,476             4,126
Loans, net of deferred fees                                                                20,030            20,688
         Less allowance for loan losses                                                       176               176
                                                                                        ---------         ---------
                  Net loans                                                                19,854            20,512

Premises and equipment, net                                                                   431               444
Federal Home Loan Bank stock, at cost-required by law                                         162               155
Accrued interest receivable                                                                   166               179
Other assets                                                                                   55                19
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  28,806         $  27,261
                                                                                        =========         =========
                  LIABILITIES AND EQUITY

Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     703         $     813
     Savings and club accounts - interest bearing                                           2,958             2,930
     Time certificates - interest bearing                                                  18,265            18,075
     NOW and money market accounts - interest bearing                                       2,501             1,927
                                                                                        ---------         ---------
                  Total deposits                                                           24,427            23,745
                                                                                        ---------         ---------

Borrowed money                                                                              1,000               500
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             376                86
                                                                                        ---------         ---------
                  Total liabilities                                                        25,805            24,333
                                                                                        ---------         ---------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 132,979 and 132,390 shares issued and
       outstanding at June 30, 2001 and December 31, 2000                                       1                 1
     Additional paid-in capital                                                             1,002             1,003
     Retained earnings - substantially restricted                                           2,103             2,036
     Accumulated other comprehensive income                                                    --                --
     Loan to employee stock ownership plan                                                    (86)              (86)
     Common stock in treasury, at cost (1,431 shares at June 30, 2001
        and 2,000 shares at December 31, 2000)                                                (19)              (26)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                3,001         $   2,928
                                                                                        ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  28,806         $  27,261
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                     ---------------------------        ---------------------------
                                                       2001              2000             2001              2000
                                                     --------          ---------        --------          --------
                                                                             (In thousands)
Interest income
  Loans                                              $     412         $     418        $     833         $     831
  Securities                                               107                71              217               136
  Other short-term investments                              14                22               31                42
                                                     ---------         ---------        ---------         ---------
         Total interest income                             533               511            1,081             1,009
                                                     ---------         ---------        ---------         ---------
Interest expense:
  Deposits                                                 315               274              627               531
  Borrowings                                                17                16               35                36
                                                     ---------         ---------        ---------         ---------
         Total interest expense                            332               290              662               567
                                                     ---------         ---------        ---------         ---------

         Net interest income                               201               221              419               442

Provision for loan losses                                   15                11               21                19
                                                     ---------         ---------        ---------         ---------

         Net interest income after provision
              for loan losses                              186               210              398               423
                                                     ---------         ---------        ---------         ---------
Non-interest income:
  Service charges                                            9                11               19                19
  Other                                                     13                 7               15                 9
                                                     ---------         ---------        ---------         ---------
         Total non-interest income                          22                18               34                28
                                                     ---------         ---------        ---------         ---------
Non-interest expense:
  Salaries and employee benefits                            83                75              167               151
  Director fees                                             17                16               30                28
  Building, occupancy and equipment                         16                14               32                29
  Data processing                                           10                 9               19                18
  Postage and supplies                                       7                10               17                16
  Deposit insurance premium                                  1                 1                2                 2
  Insurance                                                  3                 5                6                10
  Other                                                     31                35               58                67
                                                     ---------         ---------        ---------         ---------
         Total non-interest expense                        168               165              331               321
                                                     ---------         ---------        ---------         ---------

         Income before income tax expense                   40                63              101               130

Income tax expense                                          14                24               35                48
                                                     ---------         ---------        ---------         ---------

         Net income                                  $      26         $      39        $      66         $      82
                                                     =========         =========        =========         =========
Earnings per share
  Basic                                              $     .20         $    .29         $     .50         $    .61
  Diluted                                            $     .19         $    .29         $     .48         $    .61
  Weighted average shares outstanding                      132               134              132               134


See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                      (In thousands)
Cash flows from operating activities:
  Net income                                                                    $     66         $      82
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    13                13
     Decrease in accrued interest receivable                                          13                (8)
     Provision for loan losses                                                        21                19
     Net amortization (accretion) of premium/discounts                               (59)               --
     Increase in other liabilities                                                   297                --
     Deferred income taxes                                                            --               105
     Increase in other assets                                                        (12)               --
                                                                                --------         ---------
         Net cash provided by operating activities                                   339               211
                                                                                --------         ---------
Cash flows from investing activities:
  Net (increase) decrease in loans                                                   613              (106)
  Purchases of securities available-for-sale                                      (1,996)               --
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                                 428                --
  Purchases of securities held-to-maturity                                            --              (750)
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   651                40
  Purchase of FHLB stock                                                              (7)              (16)
  Purchase of fixed assets                                                            --                (5)
                                                                                --------         ---------
         Net cash provided (used) by investing activities                           (311)             (837)
                                                                                --------         ---------
Cash flows from financing activities:
  Increase in deposits                                                               682               625
  Borrowings from FHLB                                                             2,000                --
  Repayments to FHLB                                                              (1,500)             (500)
                                                                                --------         ---------

         Net cash provided by financing activities                                 1,182               125

Net increase in cash and cash equivalents                                          1,210              (501)
Cash and cash equivalents at beginning of period                                     809             1,457
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $  2,019         $     956
                                                                                ========         =========

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     Six months ended June 30, 2001 and 2000
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  2001             2000
                                                                                --------         -------
                                                                                      (In thousands)
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     --         $    --
    Additions to real estate owned                                                    24              --
    Treasury stock utilized for MRP                                                    7              --

  Cash paid during the period for:
     Interest                                                                        650             570
     Income taxes                                                                     29              40
                                                                                ========         =======

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended june 30, 2001 and 2000


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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

Total assets at June 30, 2001 amounted to $28.8 million, a $1.5 million, or 5.67%, increase from December 31, 2000's level of $27.3 million. The increase in total assets was centered in a $1.6 million increase in securities classified as available for sale and a $1.2 million increase in cash and cash equivalents. These increases were funded by a combination of a $682,000 increase in total deposits and a $500,000 increase in FHLB advances along with a $650,000 reduction in securities held to maturity. Net loans at June 30, 2001 amounted to $19.2 million which represented as decrease of $655,000 from $20.5 million at December 31, 2000. Total liabilities at June 30, 2001 increased from $24.3 million at December 31, 2000, to $25.8 million at June 30, 2001. Deposits, which comprise the majority of total liabilities, amounted to $24.4 million at June 30, 2001, up from $23.7 million at December 31, 2000 for an increase of $682,000, or 2.87%, with increases in all categories of deposits other than demand deposits. Total stockholders' equity at June 30, 2001 amounted to $3.0 million as compared to $2.9 million at December 31, 2000 with the $73,000 increase attributable to the retention of earnings from the period. At June 30, 2001 the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.7 million (9.27% of adjusted total assets) and total risk-based capital of $2.8 million (19.6%) of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET INCOME. Net income for the three months ended June 30, 2001 and the three months ended June 30, 2000 amounted to $26,000 and $39,000, respectively. The $13,000 or 33.33% decrease was due primarily to a $20,000 decrease in net interest income, partially offset by a $10,000 decrease in income tax expense. For the six months ended June 30, 2001, net income amounted to $66,000 as compared to $82,000 for the six months ended June 30, 2000 with the $16,000 or 19.51% decrease attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses decreased by $20,000, or 9.05%, from $221,000 for the three months ended June 30, 2000 to $201,000 for the three months ended June 30, 2001. The decrease in net interest income was due to a $42,000 increase in interest expense as compared to the three months ended June 30, 2000, offset by a $22,000 increase in total interest income. The increase in interest expense was due to a $41,000 increase in interest on deposits which reflected the increase in the average balance of interest-bearing deposits during the three months ended June 30, 2001 as compared to the same period in 2000. The increase in interest income was primarily due to a $36,000 increase in interest from the securities portfolio due to the purchase of two GNMA securities. For the six months ended June 30, 2001, net interest income before provision for loan losses amounted to $419,000, down from $442,000 for the first half of fiscal year 2000 for a decrease of $23,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2001, the Company made a $15,000 provision for loan losses as compared to a provision of $11,000 for the same period in 2000. The provision in 2001 reflected the level of charge-offs during that period. For the six months ended June 30, 2001 the Company made a $21,000 provision for loan losses as compared to an $19,000 provision for the same period in 2000. The increased provision in the first half of fiscal year 2001 as compared to fiscal year 2000 was due to a higher level of charge-offs during the period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 2001 amounted to $22,000 as compared to $18,000 for the three months ended June 30, 2000 with the increase attributable to increased other income. For the six months ended June 30, 2001, non-interest income amounted to $34,000 as compared to $28,000 for the six months ended June 30, 2000 with the increase due to a $6,000 increase in other non-interest income.

NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 2001 totaled $168,000, up from $165,000 for the second quarter of 2000 with the increase primarily due to an $8,000 increase in salaries and employee benefits, partially offset by a $4,000 decrease in miscellaneous expenses and a $3,000 decrease in postage and supplies. For the six months ended June 30, 2001, non-interest expenses totaled $331,000 which represented a $10,000 increase as compared to the first half of fiscal year 2000. The increase in the first half of fiscal year 2001 was primarily attributable to a $16,000 increase in salaries and employee benefits, partially offset by a $9,000 decrease in miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2001 amounted to $14,000, a $10,000 decrease from the same period in 2000 with the decrease primarily attributable to a decrease in pre-tax income. The Company's effective tax rates for the respective periods were 35.00% and 38.10%. For the six months ended June 30, 2001, income tax expense amounted to $35,000, up from $48,000 for the same period in 2000 with the increase primarily due to the increased level of pre-tax income. The Company's effective tax rates for the first half of fiscal years 2001 and 2000 were 34.65% and 36.93%, respectively.


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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 15, 2001, the Company held its Annual Meeting of Stockholders for the purpose of electing one director. The nominee for director was elected. The results of voting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS

         George E. Silver

                  For: 105,177             Withheld: 150


ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:  None.

                             PEOPLES BANKCORP, INC.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 14, 2001            By: /s/ Robert E. Wilson
                                     -------------------------------------------
                                     Robert E. Wilson
                                     President and Chief
                                     Executive Officer
                                     (Duly Authorized and Principal
                                     xecutive, Accounting and Financial Officer)