Form 10QSB
period 2001-09-30
PEOPLES BANKCORP INC
filed 2001-11-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                               -------------------

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

Yes [X]                                            No  [ ]

As of November 14, 2001,  the latest  practicable  date,  131,979  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [ ]                                            No  [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements  of Financial  Condition as
         of September 30, 2001 (unaudited) and December 31, 2000.............3

         Consolidated  Statements  of Income for the Three and
         Nine Months Ended September 30, 2001 and 2000 (unaudited)...........4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000 (unaudited)................5

         Notes to Consolidated Financial Statements..........................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................8


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................11
Item 2.     Changes in Securities and Use of Proceeds........................11
Item 3.     Defaults Upon Senior Securities..................................11
Item 4.     Submission of Matters to a Vote of Security Holders..............11
Item 5.     Other Information................................................11
Item 6.     Exhibits and Reports on Form 8-K.................................11

                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (In thousands, except per share data)

                                                                                        September 30,     December 31,
                         ASSETS                                                              2001             2000
                                                                                        -------------     -----------
                                                                                                          (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $     877         $     605
     Interest-bearing deposits in other banks                                                 167               204
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    1,044               809

Securities available-for-sale - at fair value                                               4,343             1,017
Securities held-to-maturity (fair value of $3,013 (unaudited)
    at September 30, 2001 and $4,192 at December 31, 2000)                                  2,926             4,126
Loans, net of deferred fees                                                                19,601            20,688
         Less allowance for loan losses                                                       176               176
                                                                                        ---------         ---------
                  Net loans                                                                19,425            20,512

Real estate owned                                                                              24                --
Premises and equipment, net                                                                   425               444
Federal Home Loan Bank stock, at cost-required by law                                         162               155
Accrued interest receivable                                                                   167               179
Other assets                                                                                   37                19
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  28,553         $  27,261
                                                                                        =========         =========

                  LIABILITIES AND EQUITY
Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     716         $     813
     Savings and club accounts - interest bearing                                           3,259             2,930
     Time certificates - interest bearing                                                  18,261            18,075
     NOW and money market accounts - interest bearing                                       2,092             1,927
                                                                                        ---------         ---------
                  Total deposits                                                           24,328            23,745
                                                                                        ---------         ---------

Borrowed money                                                                              1,000               500
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             121                86
                                                                                        ---------         ---------
                  Total liabilities                                                        25,451            24,333
                                                                                        ---------         ---------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 132,979 and 132,390  shares issued and
       outstanding at June 30, 2001 and December 31, 2000                                       1                 1
     Additional paid-in capital                                                             1,002             1,003
     Retained earnings - substantially restricted                                           2,128             2,036
     Accumulated other comprehensive income                                                    76                --
     Loan to employee stock ownership plan                                                    (86)              (86)
     Common stock in treasury, at cost (1,431 shares at June 30, 2001 and
            2,000 shares at December 31, 2000)                                                (19)              (26)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                3,102         $   2,928
                                                                                        ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  28,553         $  27,261
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (In thousands, except per share data)

                                                           Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                     ------------------------------     ---------------------------
                                                       2001              2000             2001              2000
                                                     --------          --------         --------          --------
Interest income
  Loans                                              $     393         $     433        $   1,233         $   1,264
  Securities                                               112                76              329               212
  Other short-term investments                               8                13               39                55
                                                     ---------         ---------        ---------         ---------
         Total interest income                             513               522            1,601             1,531
                                                     ---------         ---------        ---------         ---------
Interest expense:
  Deposits                                                 302               293              929               824
  Borrowings                                                10                 6               45                42
                                                     ---------         ---------        ---------         ---------
         Total interest expense                            312               299              974               866
                                                     ---------         ---------        ---------         ---------

         Net interest income                               201               223              627               665

Provision for loan losses                                   24                 6               45                25
                                                     ---------         ---------        ---------         ---------
         Net interest income after provision
              for loan losses                              177               217              582               640
                                                     ---------         ---------        ---------         ---------
Non-interest income:
  Service charges                                            6                 9               25                28
  Other                                                      7                 3               21                12
                                                     ---------         ---------        ---------         ---------
         Total non-interest income                          13                12               46                40
                                                     ---------         ---------        ---------         ---------
Non-interest expense:
  Salaries and employee benefits                            80                84              247               228
  Director fees                                             13                12               49                40
  Building, occupancy and equipment                         17                15               49                44
  Data processing                                            9                 9               28                27
  Postage and supplies                                       6                 7               23                23
  Deposit insurance premium                                  1                 1                3                 3
  Insurance                                                  3                 5                9                15
  Other                                                     28                32               86               106
                                                     ---------         ---------        ---------         ---------
         Total non-interest expense                        157               165              494               486
                                                     ---------         ---------        ---------         ---------

         Income before income tax expense                   33                64              134               194

Income tax expense                                           8                24               43                72
                                                     ---------         ---------        ---------         ---------

         Net income                                  $      25         $      40        $      91         $     122
                                                     =========         =========        =========         =========
Earnings per share
  Basic                                              $     .19         $    .30         $     .69         $    .91
  Diluted                                            $     .18         $    .30         $     .68         $    .91
  Weighted average shares outstanding                      132               133              132              134


See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
Cash flows from operating activities:
  Net income                                                                    $     91         $     122
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    19                19
     Decrease in accrued interest receivable                                          12                (8)
     Provision for loan losses                                                        45                25
     Net amortization (accretion) of premium/discounts                                (9)               --
     Increase in other liabilities                                                    42                24
     Deferred income taxes                                                            --                --
     Increase in other assets                                                        (18)                1
                                                                                --------         ---------
         Net cash provided by operating activities                                   182               183
                                                                                --------         ---------

Cash flows from investing activities:
  Net (increase) decrease in loans                                                 1,018               (77)
  Purchases of securities available-for-sale                                      (3,996)               --
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                                 804                --
  Purchases of securities held-to-maturity                                            --              (750)
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                 1,151               437
  Purchase of FHLB stock                                                              (7)              (16)
  Purchase of fixed assets                                                            --                (6)
                                                                                --------         ---------
         Net cash provided (used) by investing activities                         (1,030)             (412)
                                                                                --------         ---------

Cash flows from financing activities:
  Increase in deposits                                                               583             1,016
  Decrease in advance payments and borrowers for
     property taxes and insurance                                                     --                (1)
  Purchase of treasury stock                                                          --               (26)
  Borrowings from FHLB                                                             3,200                --
  Repayments to FHLB                                                              (2,700)           (1,500)
                                                                                --------         ---------
         Net cash provided by financing activities                                 1,083              (511)

Net increase in cash and cash equivalents                                            235              (740)
Cash and cash equivalents at beginning of period                                     809             1,457
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $  1,044         $     717
                                                                                ========         =========

                                                                                 (continued)

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     --         $      --
    Additions to real estate owned                                                    24                --
    Treasury stock utilized for MRP                                                    7                --

  Cash paid during the period for:
     Interest                                                                        974               866
     Income taxes                                                                     44                58
                                                                                ========         =========

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 2001 and 2000


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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets at September 30, 2001 amounted to $28.6 million, a $1.3 million, or 4.74%, increase from December 31, 2000's level of $27.3 million. The increase in total assets was centered in a $3.3 million increase in securities classified as available for sale and a $235,000 increase in cash and cash equivalents. These increases were funded by a combination of a $583,000 increase in total deposits and a $500,000 increase in FHLB advances along with a $1.2 million reduction in securities held to maturity. Net loans at September 30, 2001 amounted to $19.4 million which represented as decrease of $1.1 million from $20.5 million at December 31, 2000. Total liabilities at September 30, 2001 increased from $24.3 million at December 31, 2000, to $25.5 million at September 30, 2001. Deposits, which comprise the majority of total liabilities, amounted to $24.3 million at September 30, 2001, up from $23.7 million at December 31, 2000 for an increase of $583,000, or 2.46%, with increases in all categories of deposits other than demand deposits. Total stockholders' equity at September 30, 2001 amounted to $3.1 million as compared to $2.9 million at December 31, 2000 with the $174,000 increase attributable to the retention of earnings from the period and a $76,000 increase in accumulated other comprehensive income. At September 30, 2001, the Association was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.7 million (9.48% of adjusted total assets) and total risk-based capital of $2.8 million (20.7%) of risk-weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME. Net income for the three months ended September 30, 2001 and the three months ended September 30, 2000 amounted to $25,000 and $40,000, respectively. The $15,000 or 37.5% decrease was due primarily to a $22,000 decrease in net interest income and an $18,000 increase in the provision for loan losses, partially offset by a $16,000 decrease in income tax expense and an $8,000 decrease in non-interest expense. For the nine months ended September 30, 2001, net income amounted to $91,000 as compared to $122,000 for the nine months ended September 30, 2000 with the $31,000 or 25.4% decrease attributable to a $38,000 decrease in the net interest income, a $29,000 reduction in income tax expense, a $20,000 increase in the provision for loan losses and a $6,000 increase in non-interest income.

NET INTEREST INCOME. Net interest income before provision for loan losses decreased by $22,000, or 9.87%, from $223,000 for the three months ended September 30, 2000 to $201,000 for the three months ended September 30, 2001. The decrease in net interest income was due to a $13,000 increase in interest expense as compared to the three months ended September 30, 2000 and a $9,000 decrease in total interest income. The increase in interest expense was due to a $9,000 increase in interest on deposits which reflected the decrease in the average balance of interest-bearing deposits during the three months ended September 30, 2001 as compared to the same period in 2000. The decrease in interest income was primarily due to a $40,000 decrease in interest from loans, partially offset by a $36,000 increase in interest from the securities portfolio due to the purchase of two GNMA securities. For the nine months ended September 30, 2001, net interest income before provision for loan losses amounted to $627,000, down from $665,000 for the first half of fiscal year 2000 for a decrease of $38,000 with the change due to a $108,000 increase in interest expense.

PROVISION FOR LOAN LOSSES. For the three months ended September 30, 2001, the Company made a $24,000 provision for loan losses as compared to a provision of $6,000 for the same period in 2000. The provision in 2001 reflected the level of charge-offs during that period. For the nine months ended September 30, 2001 the Company made a $45,000 provision for loan losses as compared to a $25,000 provision for the same period in 2000. The increased provision in the first three quarters of fiscal year 2001 as compared to fiscal year 2000 was due to a higher level of charge-offs during the period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 2001 amounted to $13,000 as compared to $12,000 for the three months ended September 30, 2000 with the increase attributable to increased other income, offset by a reduction in service charges. For the nine months ended September 30, 2001, non-interest income amounted to $46,000 as compared to $40,000 for the nine months ended September 30, 2000 with the increase due to a $9,000 increase in other non-interest income, offset by a $3,000 reduction in service charges.

NON-INTEREST EXPENSES. Non-interest expenses for the third quarter of 2001 totaled $157,000, down from $165,000 for the third quarter of 2000 with the decrease primarily due to an $4,000 decrease in salaries and employee benefits and a $4,000 decrease in miscellaneous expenses. For the nine months ended September 30, 2001, non-interest expenses totaled $494,000 which represented an $8,000 increase as compared to the first three quarters of fiscal year 2000. The increase in the first three quarters of fiscal year 2001 was primarily attributable to a $19,000 increase in salaries and employee benefits, partially offset by a $20,000 decrease in miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2001 amounted to $8,000, a $16,000 decrease from the same period in 2000 with the decrease primarily attributable to a decrease in pre-tax income. The Company's effective tax rates for the respective periods were 24.24% and 37.50%. For the nine months ended September 30, 2001, income tax expense amounted to $43,000, down from $72,000 for the same period in 2000 with the decrease primarily due to the decreased level of pre-tax income. The Company's effective tax rates for the first three quarters of fiscal years 2001 and 2000 were 32.08% and 37.1%, respectively.


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

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

                           PART II. OTHER INFORMATION


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

                  Exhibits:  None.

                  Reports on Form 8-K:  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEOPLES BANKCORP, INC.



Date: November 14, 2001           By: /s/ Robert E. Wilson
                                       -----------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)