Form 10KSB40
period 2001-12-31
PEOPLES BANKCORP INC
filed 2002-04-01
CIK 1070243

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ________

(Mark One)                  FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______


                           Commission File No. 0-25217

                             PEOPLES BANKCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)


          NEW YORK                                         16-1560886
----------------------------                            ----------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification no.)

825 STATE STREET, OGDENSBURG, NEW YORK                        13669
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)


         Issuer's telephone number, including area code: (315) 393-4340

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE, $.01 PER SHARE
                     ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                     -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended December 31, 2001: $2,195,000.

As of March 1, 2002, the aggregate market value of the 72,643 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $1,452,860 based on the closing sales price of $20.00 per share of the registrant's Common Stock on March 1, 2002 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors the Company's Employee Stock Ownership Plan, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2002: 131,979

Transitional Small Business Disclosure Format   Yes       No  X
                                                    ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     THE COMPANY. Peoples Bankcorp, Inc. (the "Company"), a New York corporation, was organized at the direction of the Board of Directors of Ogdensburg Federal Savings and Loan Association ("Ogdensburg Federal" or the "Association") in September 1998 to acquire all of the capital stock to be issued by the Association in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 28, 1998, with the Company issuing 134,390 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Association issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Association, cash and investment securities and a note receivable from the ESOP. Because substantially all of the Company's operations consist of the operations of the Association, this Form 10-KSB is largely a discussion of the Association's operations. At December 31, 2001, the Company had total assets of $28.2 million, deposits of $24.0 million, net loans receivable of $18.8 million and stockholders' equity of $3.1 million.

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

     The largest employers in Ogdensburg and the surrounding communities include the Ogdensburg Bridge and Port Authority, local government offices, U.S. Customs Office, Acco, Ogdensburg School District, Mitel Corporation, Aimtronics, two New York State correctional facilities, and several local hospitals. By industry, the largest sectors of the Ogdensburg economy are retail, services and manufacturing. The average household income of $28,000 in 1999 for Ogdensburg was significantly below that of New York as a whole of $57,000 and the average for the United States of $50,000. The overall population of Ogdensburg has declined by approximately 5% from 1990 to 1998 as compared to marginal growth of 1% for New York State and a 7.5% growth rate for the United States.

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

     At December 31, 2001, the Association's gross loans totaled $19.0 million of which $12.3 million were mortgage loans secured by one-to four-family residences. The Association originates both fixed rate mortgage and ARM loans. Generally, all of the consumer loans the Association originates have fixed rates, with the exception of home equity lines of credit.

     The following table sets forth information concerning the types of loans held by the Association at the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2001.

                                                                AT DECEMBER 31,
                                              -----------------------------------------------------
                                                       2001                            2000
                                              ---------------------          ----------------------
                                                AMOUNT        %              AMOUNT             %
                                                ------      ------           ------          ------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential..........  $   12,332     64.93%           $  12,506       60.52%
   Commercial...............................         517      2.72                  523        2.54
   Construction.............................         266      1.40                   78        0.34

Other loans:
   Automobile...............................       3,093     16.28                4,513       21.84
   Home equity..............................       1,042      5.48                1,127        5.46
   Passbook.................................         164      0.86                  126        0.61
   Commercial...............................         674      3.54                  699        3.39
   Other consumer...........................         904      4.79                1,095        5.30
                                              ----------    ------            ---------      ------
                                                  18,992    100.00%              20,667      100.00%
                                                            ======                           ======
Less:
   Deferred fees............................         (23)                           (21)
   Allowance for loan losses................         179                            176
                                              ----------                      ---------
      Total.................................  $   18,836                      $  20,512
                                              ==========                      =========

     The following table sets forth certain information regarding the dollar amount of loans maturing in the Association's loan portfolio based on their contractual terms to maturity and/or repricing period. Included within the "Due Within One Year" column are approximately $5.9 million in one year adjustable rate mortgages.

                                                          DUE AFTER
                                   DUE WITHIN             1 THROUGH             DUE AFTER
                                 ONE YEAR AFTER         5 YEARS AFTER         5 YEARS AFTER
                                DECEMBER 31, 2001     DECEMBER 31, 2001     DECEMBER 31, 2001    TOTAL
                                -----------------     -----------------     -----------------    -----
                                                                    (IN THOUSANDS)
Real estate loans:
  One- to four-family...            $ 5,898               $   262               $ 6,172         $12,332
  Commercial ...........                473                    44                    --             517
  Construction .........                 55                    --                   211             266
Automobile and other....                131                 3,475                   391           3,997
Home equity ............              1,042                    --                    --           1,042
Passbook ...............                109                    55                    --             164
Commercial .............                674                    --                    --             674
                                    -------               -------               -------         -------
     Total .............            $ 8,382               $ 3,836               $ 6,774         $18,992
                                    =======               =======               =======         =======

     The next table shows at December 31, 2001, the dollar amount of all the Association's loans due after one year from December 31, 2001 which have fixed interest rates and have floating or adjustable interest rates.

                                    PREDETERMINED    FLOATING OR
                                        RATES      ADJUSTABLE RATES
                                     ----------   ----------------
                                            (IN THOUSANDS)
Real Estate:
   One- to four-family residential     $ 6,334       $   100
   Commercial ....................          44            --
   Construction ..................         211            --
Automobile and other .............       3,866            --
Home equity ......................          --            --
Passbook .........................          55            --
Commercial .......................          --            --
                                       -------       -------
   Total .........................     $10,510       $   100
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

     The Association also offers ARM loans. The interest rate on ARM loans is based on an index. ARM loans provide for periodic interest rate adjustments upward or downward of up to 2% per year. The interest rate may not increase above a "ceiling rate" established at the time the loan is originated. Generally, ARM loans typically reprice every year and provide for terms of up to 30 years with most loans having terms of between 10 and 20 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, higher interest rates may adversely affect the marketability of the underlying collateral. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2001, approximately 48% of the one- to four-family residential loans the Association held had adjustable rates of interest.

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

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Association may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

     COMMERCIAL REAL ESTATE LOANS. The Association offers limited commercial real estate loans secured by small apartment buildings, office buildings, and other commercial properties. Loan amounts do not exceed 75% of the appraised value of the property. At December 31, 2001, the Association had a participation interest in a commercial real estate loan originated by the Thrift Associations Service Corporation ("TASCO"), a service corporation owned by various thrift institutions operating in New York State. The Association's interest in this loan amounted to $258,000 and was secured by an office building. This loan was performing in accordance with its terms at December 31, 2001.

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

     COMMERCIAL BUSINESS LOANS. The Association engages in a limited amount of commercial business lending to benefit from the higher fees and interest rates and the shorter term to maturity. The Association's commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower. The Association's largest commercial business loan at December 31, 2001 had a balance of $474,000 and was made to a local auto dealer.

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

     CONSUMER LOANS. The Association offers various types of consumer loans in order to provide a wider range of financial services to its customers. Consumer loans totaled $5.9 million, or 30.9%, of its total loans at December 31, 2001. The Association's consumer loans consist of automobile, home equity lines of credit, passbook, personal unsecured loans, boat loans, home improvement loans and equipment loans. Home equity lines of credit have a maximum draw period of ten years with a maximum term of 20 years. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

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

     LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2001, commitments to cover originations of mortgage loans were $210,800. The Association's believes that virtually all of its commitments will be funded.

     LOANS TO ONE BORROWER. The maximum amount of loans which the Association may make to any one borrower may not exceed the greater of $500,000, or 15%, of its unimpaired capital and unimpaired surplus. The Association may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Association's maximum loan-to-one borrower limit was $500,000 at December 31, 2001. At December 31, 2001, the Association's largest loan concentration outstanding had a balance of $474,000.

NONPERFORMING AND PROBLEM ASSETS

     LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If after 30 days payment is still delinquent, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2001, the Association's loans past due between 30 and 89 days totaled $388,000.

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

     NONPERFORMING ASSETS. At December 31, 2001 and 2000, the Association had $47,000 and $0, respectively, on nonaccrual status and $45,000 and $0, respectively, in real estate owned.

     During the year ended December 31, 2001, the Association would have recorded additional interest income of approximately $2,000 on nonaccrual loans if such loans had been current throughout the period. At December 31, 2001, the Association did not have any loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Association to have serious concerns as to the ability of these borrowers to comply with its current loan terms.

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

     At December 31, 2001, none of the Association's assets were classified as special mention, doubtful or loss but it had $88,000 in loans classified as substandard.

     FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2001, the Association had $45,000 in real estate acquired through foreclosure.

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

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                                                  2001          2000
                                                --------      --------
                                                    (IN THOUSANDS)

Balance at beginning of period .........          $176          $176

Loans charged off:
   Real estate mortgage:
      One- to four-family residential...            --            --
      Commercial .......................            --            --
      Construction .....................            --            --
   Automobile ..........................            56            33
   Home equity .........................            --            --
   Passbook ............................            --            --
   Commercial ..........................            --            --
   Other ...............................             8            12
                                                  ----          ----
Total charge-offs ......................            64            45
                                                  ----          ----

Recoveries:
   Real estate mortgage:
      One- to four-family residential...            --            --
      Commercial .......................            --            --
      Construction .....................            --            --
   Automobile ..........................             5             5
   Home equity .........................            --            --
   Passbook ............................            --            --
   Commercial ..........................            --            --
   Other ...............................             1             1
                                                  ----          ----
Total recoveries .......................             6             6
                                                  ----          ----

Net loans charged off ..................            58            39
                                                  ----          ----

Provision for loan losses ..............            61            39
                                                  ----          ----
Balance at end of period ...............          $179          $176
                                                  ====          ====

Ratio of net charge-offs to average
   loans outstanding during the
   period...............................          0.23%         0.16%
                                                  ====          ====

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Association's use of the allowance to absorb losses in other loan categories.

                                                           AT DECEMBER 31,
                                            -------------------------------------------------
                                                    2001                     2000
                                            -----------------------  ------------------------
                                                         PERCENT OF               PERCENT OF
                                                          LOANS IN                 LOANS IN
                                                        CATEGORY TO               CATEGORY TO
                                             AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                             -------    -----------   -------     -----------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential.........  $    25       64.93%     $    24         60.52%
   Commercial..............................       10        2.72           10          2.54
   Construction............................        1        1.40           --          0.34
Automobile.................................       86       16.28           85         21.84
Home equity................................       11        5.48           11          5.46
Passbook...................................       --        0.86           --          0.61
Commercial.................................       19        3.54           19          3.39
Other......................................       27        4.79           27          5.30
                                             -------       -----      -------       -------
     Total allowance for loan losses.......  $   179      100.00%     $   176        100.00%
                                             =======      ======      =======        ======

INVESTMENT ACTIVITIES

     SECURITIES. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Association's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Association's projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2001, the Association's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers' acceptances, (vi) time certificates, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. See " -- Mortgage-Backed Securities." The board of directors may authorize additional investments.

     The  Association's   securities  at  December  31,  2001  did  not  contain
securities of any issuer with an aggregate book value in excess of 10% of its equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE-BACKED SECURITIES. To supplement lending activities, the Association has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. The Association's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. The Association's mortgage-backed securities portfolio at December 31, 2001 included one GNMA securities classified as "Held to Maturity" and five GNMA securities classified as available for sale.

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

     The following table sets forth the carrying value of the Association's investment securities and mortgage-backed portfolio at the dates indicated.

                                                  AT DECEMBER 31,
                                               -------------------
                                                2001         2000
                                               ------       ------
                                                (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   Mortgage-backed securities - GNMA ....      $5,034       $1,000

Securities held to maturity :
   U.S. Government securities ...........       1,500        2,500
   Mortgage-backed securities - GNMA ....          25        1,626
                                               ------       ------
      Total investments .................      $6,559       $5,126
                                               ======       ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment portfolio at December 31, 2001.


                               ONE YEAR OR LESS      ONE TO FIVE YEARS   FIVE TO TEN YEARS
                              -------------------    -----------------   -----------------
                                         WEIGHTED            WEIGHTED            WEIGHTED
                              BOOK       AVERAGE     BOOK     AVERAGE    BOOK     AVERAGE
                              VALUE       YIELD      VALUE     YIELD     VALUE     YIELD
                              -----      -------     -----    -------    -----    -------
                                                    (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
   U.S. Government and
      agency securities.....  $    250     6.03%    $   1,000  7.52%     $   250    8.20%
   Mortgage-backed
      securities - GNMA.....        --       --            --    --           25   11.00
                              --------              ---------            -------
      Total.................  $    250              $   1,000            $   275
                              ========              =========            =======



                                    MORE THAN TEN YEARS    TOTAL INVESTMENT PORTFOLIO
                                    -------------------    --------------------------
                                               WEIGHTED                      WEIGHTED
                                    BOOK        AVERAGE    BOOK     MARKET    AVERAGE
                                    VALUE       YIELD      VALUE    VALUE      YIELD
                                    ------     -------     -----    -----     -------
                                                    (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
   U.S. Government and
      agency securities.....      $     --        --%    $ 1,500   $ 1,537     7.38%
   Mortgage-backed
      securities - GNMA.....         5,034      7.06       5,059     5,059     7.08
                                  --------               -------   -------
      Total.................      $  5,034               $ 6,559   $ 6,596
                                  ========               =======   =======


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

     At December 31, 2001, time certificates in amounts of $100,000 or more constituted $3.8 million, or 15.8%, of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers.

     At December 31, 2001, the Association's deposits were represented by the various types of savings programs described below.


 INTEREST       MINIMUM                                              MINIMUM      BALANCES IN  PERCENTAGE OF
 RATE(1)          TERM                     CATEGORY                  AMOUNT       THOUSANDS    TOTAL DEPOSITS
 -------          ----                     --------                  ------       ---------    --------------
   --  %            --              Demand accounts                 $     100     $    735         3.06%
2.00 - 4.00         --              Savings and club accounts             100        3,215        13.38
1.00 - 2.50         --              NOW and money market accounts   100 to 2,500     1,943         8.08

                                    TIME CERTIFICATES
                                    -----------------

4.00-4.99      6 months             Fixed-term, fixed-rate              1,000        5,051        21.02
5.00-6.99      12 months - 60       Fixed-term, fixed-rate              1,000       13,075        54.46
               months                                                             --------       ------
                                                                                  $ 24,019       100.00%
                                                                                  ========       ======

     The  following  table  sets  forth  the  Association's   time  certificates
classified by interest rate at the dates indicated.

                                  AT DECEMBER 31,
                                2001          2000
                               -------       -------
                                  (IN THOUSANDS)

4.00 - 4.99% ...............   $ 5,051       $   760
5.00 - 5.99% ...............    10,449         7,193
6.00 - 6.99% ...............     2,626        10,122
                               -------       -------
                               $18,126       $18,075
                               =======       =======

     The  following   table  sets  forth  the  amount  and   maturities  of  the
Association's time certificates at December 31, 2001. Approximately 58% of such time certificates has interest rates from 5.00% to 5.99%.

                                AMOUNT DUE
          -----------------------------------------------------------
          LESS THAN                              AFTER
          ONE YEAR     1-2 YEARS    2-3 YEARS    3 YEARS         TOTAL
          ---------    ---------    ---------    ---------     --------
                                (IN THOUSANDS)

          $  15,263    $   2,345    $     291    $     227     $ 18,126
          =========    =========    =========    =========     ========

     The following table indicates the amount of the Association's time certificates of $100,000 or more by original maturity as of December 31, 2001.

                                                          CERTIFICATES
           ORIGINAL MATURITY                               OF DEPOSIT
           -----------------                               ----------
                                                        (IN THOUSANDS)

           Three months or less.......................  $       447
           Over three through six months..............          371
           Over six through 12 months.................        1,088
           Over 12 months.............................        1,956
                                                        -----------
                 Total................................  $     3,862
                                                        ===========

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Association's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Association's stock in the FHLB of New York, a portion of its first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2001, the Association had $1,000,000 in short term borrowings with the FHLB of New York.

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

PERSONNEL

     At December 31, 2001, the Association had five full-time and no part-time employees. None of the Association's employees are represented by a collective bargaining group. The Association believes that its relationship with its employees is good.

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

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

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

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     The OTS regulations permit federal savings associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal savings associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 2000.

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

     The Company is unable to predict the impact of the G-L-B Act on its and the Bank's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2001, Ogdensburg Federal had no such investments.

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

     In  determining  compliance  with the  risk-based  capital  requirement,  a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 2001, the Association had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of December 31, 2001, the Association's risk-weighted assets were approximately $13 million.

     The table below presents the Association's capital position relative to its various regulatory capital requirements at December 31, 2001.

                                                                      PERCENT OF
                                                            AMOUNT    ASSETS (1)
                                                            ------    ----------
                                                          (DOLLARS IN THOUSANDS)

Tangible capital ...................................       $2,725         9.8%
Tangible capital requirement .......................          418         1.5
                                                           ------       -----
Excess .............................................       $2,307         8.3%
                                                           ======       =====

Core capital .......................................       $2,725         9.8%
Core capital requirement ...........................        1,115         4.0
                                                           ------       -----
Excess .............................................       $1,610         5.8%
                                                           ======       =====

Total capital (i.e., core and supplementary
        capital) ...................................       $2,892        21.6%
Risk-based capital requirement .....................        1,070         8.0
                                                           ------       -----
Excess .............................................       $1,822        13.6%
                                                           ======       =====
----------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Association has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and does not expect that it will be required to increase its total capital as a result of the rule.

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

--------
*  3.0% if institution has a composite 1 CAMELS rating.

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

     To qualify as a QTL, a savings institution must qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans;
(ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing; (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings association's portfolio assets; and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At December 31, 2001, approximately 96% of the Association's assets were invested in Qualified Thrift Investments.

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

     The SAIF deposit insurance assessment rate set by the FDIC is zero for well-capitalized institutions with the highest supervisory ratings and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Effective January 1, 2000, both BIF and SAIF members began being assessed at the same rate for FICO payments. Prior to such date, BIF-insured institutions were assessed at one-fifth the rate of SAIF-insured institutions for purposes of the FICO assessment.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Association is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of New York, whichever is greater. The Association was in compliance with this requirement with an investment in the FHLB of New York stock at December 31, 2001, of $162,500. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. As of December 31, 2001, the Association had $1,000,000 on in short term borrowings from the FHLB of New York. See "Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $41.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2001, the Association met its reserve requirements.

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

     Earnings appropriated to the Association's bad debt reserve and claimed as a tax deduction including the Association's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Association includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at December 31, 2001 included approximately $426,000 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

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

STATE TAXATION

     The Company reports income on a combined basis to New York State. The Company is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 8.5% of the Company's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Company's assets and on the ratio of its net worth to the value of its assets) of the value of the Company's assets allocable to New York State with certain modifications, (ii) 3% of the Company's "Alternative Entire Net Income" allocable to New York State, or (iii) $250.00.

     For purposes of the New York State tax on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income," subject to certain further modifications.

EXECUTIVE OFFICERS

     At December 31, 2001, the executive officers of the Company were as follows:

    NAME                       AGE        POSITION
    ----                       ---        --------

    Robert E. Wilson           64         President and Chief Executive Officer
    Todd R. Mashaw             38         Vice President, Secretary/ Treasurer


     ROBERT E. WILSON has served as President and Chief Executive Officer of the Association since 1963 and as President and Chief Executive Officer of the Company since its formation. He is a former member of the Ogdensburg City School Board having served 15 years with two terms as President and two terms as Vice President. He is a member of Kiwanis International for 15 years and has served on their Board of Directors. For 25 years he participated in the Kiwanis youth activity programs.

     TODD R. MASHAW has served as Vice President of the Association since 1989 and Vice President, Secretary/Treasurer of the Company since its formation. He was a member of the Board of Assessment and Review for the City of Ogdensburg from 1995 to 2000 and has been a member of S.U.N.Y. Canton College Business Administration Advisory Committee since 1991. He has also coached Kiwanis Baseball.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The  following   table  sets  forth  certain   information   regarding  the
Association's main office which is its only location.

                                     BOOK VALUE AT                  DEPOSITS AT
                  YEAR     OWNED OR  DECEMBER 31,     APPROXIMATE  DECEMBER 31,
                 OPENED     LEASED     2001 (1)     SQUARE FOOTAGE    2001
                  ------   --------  ------------   --------------   -------
                                          (DOLLARS IN THOUSANDS)

MAIN OFFICE:       1987      Owned      $ 383        2,800           $24,019
825 State Street
Ogdensburg, NY 13669

----------
(1)      Cost less accumulated depreciation and amortization.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
        MATTERS
        -------

     The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "PBKO" There are currently 131,390 shares of the Common Stock outstanding. The number of registered holders of Common Stock on December 31, 2001 was 126. Trading in the Common Stock commenced on December 28, 1998. The high and low bid prices for the Common Stock and dividends declared for each quarter of 1999 and 2000 are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

   QUARTER                           HIGH           LOW     DIVIDENDS DECLARED
   -------                           ----           ---     ------------------

   March 31, 2000                   11.75           11.75               --
   June 30, 2000                    12.00           11.75               --
   September 30, 2000               14.00           12.25               --
   December 31, 2000                14.00           14.00            $0.05

   March 31, 2001                   14.75           14.00               --
   June 30, 2001                    17.25           14.75               --
   September 30, 2001               18.00           17.25               --
   December 31, 2001                20.00           18.00            $0.05

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

     The Company's primary method of managing interest rate is to emphasize the origination of ARM loans. The Company's ARM loans provide that the interest rate will adjust every year. The terms of these loans generally limit the amount of any rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made. At December 31, 2001, approximately 48% of its mortgage loan portfolio had adjustable rates. The Company also purchases investment securities with relatively short maturities, normally three years or less. At December 31, 2001, approximately 20% of its investment portfolio had a maturity of five years or less. The Company also seeks to cushion itself against interest rate fluctuations by preserving a loyal depositor base whose accounts are less likely to switch to institutions that may be offering higher rates. The Company monitors its deposit rates on a weekly basis to ensure that it remains competitive.

     QUANTITATIVE DISCLOSURE. In recent years, the Company has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and the rates at which deposits will be withdrawn by depositors over time formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Company's NPV at December 31, 2001, as calculated by the OTS, which is based upon quarterly information that it voluntarily provided to the OTS.

                                                            NPV AS % OF
                   NET PORTFOLIO VALUE              PORTFOLIO VALUE OF ASSETS
  CHANGE     -------------------------------     -------------------------------
  IN RATES   $ AMOUNT  $ CHANGE    % CHANGE      NPV RATIO    BASIS POINT CHANGE
  --------   --------  --------    --------      --------    -------------------
                 (DOLLARS IN THOUSANDS)

+ 300  bp     $1,917   $(1,389)       (42)%        7.10%            (439)    bp
+ 200  bp      2,375      (931)       (28)         8.61             (288)    bp
+ 100  bp      2,855      (451)       (14)        10.13             (136)    bp
    0  bp      3,306                              11.49
- 100  bp      3,631       325         10         12.42               93     bp
- 200  bp         --         0          0          0.00                0     bp
- 300  bp         --         0          0          0.00                0     bp


     The board of directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 2001, the Company's interest rate sensitivity was within the policy established by the board.

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


                                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                            2001                                          2000
                                               ---------------------------------       ----------------------------------
                                                                         AVERAGE                                  AVERAGE
                                               AVERAGE                   YIELD/        AVERAGE                     YIELD/
                                               BALANCE      INTEREST      COST         BALANCE         INTEREST     COST
                                               -------      --------      ----         -------         --------     ----
                                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Loans (1)................................   $ 19,674     $   1,606     8.16%        $   20,651    $   1,697      8.21%
   Securities (2)...........................      5,851           432     7.38              4,433          286      6.45
   Other short-term investments.............      1,588            56     3.52              1,173           67      5.71
                                               --------     ---------                  ----------    ---------
      Total interest-earning assets.........     27,113         2,094     7.72             26,257        2,050      7.81
Non-interest-earning assets.................        626                                       562
                                               --------                                ----------
      Total assets..........................   $ 27,739                                $   26,819
                                               ========                                ==========

Interest-bearing liabilities:
   Savings and club accounts................   $  3,073     $      77     2.51         $    3,018           83      2.76
   Time certificates........................     18,101         1,080     6.00             17,784        1,014      5.71
   NOW accounts and money market accounts...      1,935            40     2.07              1,643           29      1.77
Borrowings..................................        750            52     6.93                625           42      6.70
                                               --------     ---------                  ----------    ---------
     Total interest-bearing liabilities.....     23,859         1,249     5.23             23,070        1,168      5.07
Non-interest-bearing liabilities............        884                                       870
                                               --------                                ----------
     Total liabilities......................     24,743                                    23,940

Total equity................................      2,996                                     2,879
                                               --------                                ----------

     Total liabilities and equity...........   $ 27,739                                $   26,819
                                               ========                                ==========

Net interest income.........................                $     845                                $     882
                                                            =========                                =========
Net interest rate spread....................                              2.49%                                     2.74%
                                                                         =====                                     =====
Net yield on interest-earning assets........                              3.12%                                     3.36%
                                                                         =====                                     =====
Average interest-earning assets
   to average interest-bearing liabilities..                              1.14x                                     1.14x
                                                                         =====                                     =====


----------
(1) Non-accrual loans are included in average balances, less allowance for loan losses and deferred fees.
(2)  Securities are included at amortized  cost,  with net  unrealized  gains or losses on securities available-for-sale included as a component of non-earning assets.

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

                                                   YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------
                               2001          VS.        2000      2000         VS.          1999
                               ------------------------------     ------------------------------
                                      INCREASE (DECREASE)              INCREASE (DECREASE)
                                            DUE TO                           DUE TO
                               ------------------------------     ------------------------------
                                VOLUME       RATE      TOTAL      VOLUME       RATE       TOTAL
                               --------    --------   -------     -------    --------   --------
                                                         (IN THOUSANDS)
Interest income:
  Loans......................  $    (81)   $    (10)  $   (91)    $    30    $     31   $     61
  Securities.................        91          55       146          88          20        108
  Other short-term
      investments............        24         (35)      (11)        (21)         (2)       (23)
                               --------    --------   -------     -------    --------   --------
      Total interest-earning
          assets.............        34          10        44          97          49        146
                               --------    --------   -------     -------    --------   --------

Interest expense:
  Savings and club accounts..         2          (8)       (6)          3          (9)        (6)
  Time certificates..........        18          48        66          58          52        110
  NOW and money market
    accounts.................         6           5        11         (12)         11         (1)
  Borrowings.................         8           2        10          (6)         13          7
                               --------    --------   -------     -------    --------   --------
        Total interest-bearing
            liabilities......        34          47        81          43          67        110
                               --------    --------   -------     -------    --------   --------

Change in net interest
    income...................  $     --    $    (37)  $   (37)    $    54    $    (18)  $     36
                               ========    ========   =======     =======    ========   ========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,  2001 AND DECEMBER 31, 2000

     Total assets increased by $900,000, or 3.2%, from $27.3 million at December 31, 2000 to $28.2 million at December 31, 2001. The increase in assets for the period was attributable to the growth in the Company's investment portfolio of $1.4 million, or 27.5%, which was the result of GNMA purchases. The growth was partially funded by the short-term borrowings from the FHLB of New York. Total liabilities increased by $800,000, or 3.2%, from $24.3 million at December 31, 2000 to $25.1 million at December 31, 2001. At December 31, 2001, total deposits amounted to $24.0 million, an increase of $300,000, or 1.3%, from December 31, 2000's level of $23.7 million. The deposit growth consisted primarily of time certificates and savings and club accounts.

     Total equity increased by $137,000, or 4.7%, due mainly to retained earnings from the period. At December 31, 2001, the Company was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.7 million (9.8% of adjusted total assets) and total risk-based capital of $2.9 million (21.6% of risk-weighted assets).

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2001 AND
2000

     NET INCOME. Net income decreased $22,000, or 13.75% from $160,000 for the fiscal year ended December 31, 2000 to $138,000 for the fiscal year ended December 31, 2001. The primary reasons for the decrease were an increase in noninterest expense and decrease in net interest income.

     NET INTEREST INCOME. Net interest income before provision for loan losses decreased from $882,000 for fiscal year 2000 to $845,000 for fiscal year 2001. The $37,000, or 4.2%, decrease was due to an increase in interest expense and a decrease in loan and fee income offset by an increase in interest on investment securities. Interest income from loans totaled $1.6 million for the year ended December 31, 2001 as compared to $1.7 million for the year ended December 31, 2000 for a decrease of $100,000 or 5.9%. During the year ended December 31, 2001, the average balance of the loan portfolio decreased by $977,000 or 4.7% to $19.7 million for 2001 as compared to $20.6 million for 2000. The average yield decreased by 5 basis points from 8.21% in 2000 to 8.16% in 2001. During the year ended December 31, 2001, the average balance of the securities portfolio increased by $1.4 million, or 32% to $5.9 million. The average yield on the securities portfolio rose by 93 basis points from 6.45% in 2000 to 7.38% in 2001. Interest income from the Company's securities portfolio increased by $146,000, or 51.0%, from $286,000 for the year ended December 31, 2000 to $432,000 for the year ended December 31, 2001 with the increase primarily attributable to the increase in the average balance of the portfolio and, to a lesser extent, the improved yield. Interest income from short-term investments amounted to $56,000 in 2001, down from $67,000 for the year ended December 31, 2000 with the $11,000 decrease attributable to a decreased average balance of investments of this type.

     Total interest expense amounted to $1.2 million in the year ended December 31, 2001, equal to the $1.2 million n the year ended December 31, 2000. For the year ended December 31, 2001, the average balance of certificate of deposit accounts was $18.1 million, a $300,000, or 2% increase from $17.8 million in 2000. The Bank did utilize Federal Home Loan Bank of New York advances during 2000. Interest expense related to these borrowings amounted to $52,000 in 2001 as compared to $42,000 in 2000 with the $10,000 increase amount of such borrowings.

     PROVISION FOR LOAN LOSSES. During fiscal year 2001, the Company recorded a $61,000 provision for loan losses, as compared to a provision of $39,000 during the previous fiscal year. Future additions to the loan loss allowance will be based on the analysis of the loan portfolio as described above, and, accordingly, are not predictable.

     NONINTEREST INCOME. Noninterest income was $102,000 for fiscal year 2001 as compared to $50,000 for fiscal year 2000 for an increase of $52,000, or 104%, in 2001. The primary component of noninterest income in 2001 was a gain on sale of available for sale securities. Service charges totaled $36,000 in 2001 equaling $36,000 in 2000.

     NONINTEREST EXPENSE. For fiscal year 2001, total noninterest expenses were $690,000 as compared to $646,000 for fiscal year 2000. The increase in this expense level was due mainly to increases in salaries and employee benefits of $26,000 and directors' fees and expenses of $5,000.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 2001 amounted to $58,000 as compared to $87,000 for fiscal year 2000. The $29,000 decrease was attributable to changes in the composition of the income base, the amount of tax-exempt income and non-deductible expenses. The Company's effective tax rates for fiscal years 2001 and 2000 were 30% and 35.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

     A major portion of the Company's liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon its operating, investing, lending and financing activities during any given period. At December 31, 2001, cash and cash equivalents totaled $2,048,000.

     The Company's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 2001 and 2000, purchases of investment and mortgage-backed securities totaled $7.7 million and $1.8 million, respectively, while loan originations totaled $3.5 million and $5.4 million, respectively. These investments were funded in part by loan and securities and mortgage-backed securities repayments and maturities and an increase in time certificates received for the years ended December 31, 2001 and 2000.

     At December 31, 2001, the Company had $115,800 in outstanding commitments to originate fixed-rate loans all at fixed rates between 7.50% - 10.00% and commitments to originate $95,000 on an adjustable rate basis. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $15.3 million at December 31, 2001. Based on historical experience management believes that a significant portion of such deposits will remain with the Company.

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

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value depends on the intended use of the derivative and the type of risk being hedged. SFAS 133 is effective for the Company and the Association for all fiscal quarters beginning January 1, 2000. SFAS 137 delayed the effective date until all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted although the Company does not expect to do so. SFAS No. 133 also permits certain reclassifications of securities among the trading, available for sale and held to maturity classifications. The Company has no current intention to reclassify any securities pursuant to SFAS 133. The Company does not presently use derivatives and the adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

     During  June  2000,  the FASB  issued  SFAS 138,  "Accounting  for  Certain
Derivative Instruments and Certain Hedging Activities," which addressed implementation difficulties that apply to SFAS 133. This statement is to be adopted concurrently with SFAS 133. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     The FASB issued SFAS 140, "Accounting and Servicing of Financial Assets and Extinguishments of Liabilities," during September 2000. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The effective date for this statement is for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     SFAS No. 141, "Business Combinations" was issued during June 2001. This statement requires that all business combinations be accounted for by the purchase method. This statement also requires additional disclosure about the reason for the business combination and allocation of the purchase price. This statement applies to all business combinations initiated after June 30, 2001. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a material impact on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                     PAGE
---------------------------------                                     ----

Independent Auditor's Report                                            33

Consolidated Statements of Financial Condition
        as of December 31, 2001 and 1999                                34

Consolidated Statements of Income for the Years
        Ended December 31, 2001 and 1999                                35

Consolidated Statements of Stockholders'
        Equity for the Years Ended December 31, 2001 and 1999           36

Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001 and 1999                                37

Notes to Consolidated Financial Statements                              39

                             MORROW & POULSEN, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               145 CLINTON STREET
                              WATERTOWN, N.Y. 13601






                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
 and Stockholders of
Peoples Bankcorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of Peoples Bankcorp, Inc. (the Company) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bankcorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                MORROW & POULSEN, P.C.
                                                CERTIFIED PUBLIC ACCOUNTANTS

                                                /s/ Morrow & Poulsen, P.C.
                                                --------------------------------

MARCH 6, 2002
WATERTOWN, NEW YORK

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                       ASSETS                 2001        2000
Cash and Cash Equivalents:
   Cash and due from banks                                 $  1,403    $    605
   Interest-bearing deposits with other banks                   645         204
                                                           --------    --------
                  Total Cash and Cash Equivalents             2,048         809
Securities available-for-sale - at fair value                 5,034       1,017
Securities held-to-maturity (fair value of
   $1,568 at December 31, 2001 and $4,192 at
   December 31, 2000)                                         1,525       4,126
Loans, net of deferred fees                                  19,015      20,688
Less - allowance for loan losses                                179         176
                                                           --------    --------
                  Net Loans                                  18,836      20,512
Premises and equipment, net                                     418         444
Foreclosed real estate                                           45           0
Federal Home Loan Bank stock, at cost-
   required by law                                              163         155
Accrued interest receivable                                     145         179
Other assets                                                      3          19
                                                           --------    --------

TOTAL ASSETS                                               $ 28,217    $ 27,261
                                                           ========    ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
       Demand accounts - non-interest bearing              $    735    $    813
       Savings and club accounts - interest
         bearing                                              3,215       2,930
       Time certificates - interest bearing                  18,126      18,075
       NOW and money market accounts - interest bearing       1,943       1,927
                                                           --------    --------
                  Total Deposits                             24,019      23,745
   Borrowed money                                             1,000         500
   Advance payments by borrowers for property
     taxes and insurance                                          2           2
   Other liabilities                                            131          86
                                                           --------    --------
                  Total Liabilities                          25,152      24,333
                                                           --------    --------
   Commitments and contingencies (Note 12)
   Stockholders' Equity:
     Preferred stock $.O1 par value per share,
       500,000 shares authorized, no shares
       issued or outstanding                                      0           0
     Common stock of $.O1 par value, 3,000,000
       shares authorized, 131,979 and 132,390 shares
       issued and outstanding at December 31, 2001
       and 2000                                                   1           1
     Additional paid-in capital                               1,007       1,003
     Retained earnings - substantially restricted             2,167       2,036
     Accumulated other comprehensive income                       3           0
     Loan to Employee Stock Ownership Plan                      (75)        (86)
     Common stock in treasury, at cost (2,411 and
       2,000 shares at December 31, 2001 and 2000)              (38)        (26)
                                                           --------    --------
                  Total Stockholders' Equity                  3,065       2,928
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 28,217    $ 27,261
                                                           ========    ========

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                               2001        2000
Interest Income:
   Interest and fees on loans                                 $1,606      $1,697
   Interest on investment securities                             432         286
   Interest on other short-term investments                       56          67
                                                              ------      ------
                  Total Interest Income                        2,094       2,050
                                                              ------      ------

Interest Expense:
   Deposits                                                    1,197       1,126
   Borrowings                                                     52          42
                                                              ------      ------
                  Total Interest Expense                       1,249       1,168
                                                              ------      ------

                  Net Interest Income                            845         882

Provision for Loan Losses                                         61          39
                                                              ------      ------

                  Net Interest Income after
                    Provision for Loan Losses                    784         843
                                                              ------      ------

Non-Interest Income:
  Service charges                                                 36          36
  Gain on sale of available-for-sale securities                   46           0
  Other                                                           20          14
                                                              ------      ------

                  Total Non-Interest Income                      102          50
                                                              ------      ------

Non-Interest Expenses:
  Salaries and employee benefits                                 343         317
  Directors' fees and expense                                     63          58
  Building, occupancy and equipment                               63          62
  Data processing                                                 38          35
  Postage and supplies                                            35          29
  Deposit insurance premium                                        5           5
  Insurance                                                       11          18
  Other                                                          132         122
                                                              ------      ------

                  Total Non-Interest Expenses                    690         646
                                                              ------      ------

  Income before Income Tax Expense                               196         247

  Income Tax Expense                                              58          87
                                                              ------      ------

  Net Income                                                  $  138      $  160
                                                              ======      ======

  Earnings Per Share - Basic                                   $1.10       $1.28
  Earnings Per Share - Diluted                                  1.05        1.23

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          Loan to           Retained        Accumulated
                                          Additional      Employee          Earnings           Other
                                Common     Paid-In         Stock         Substantially     Comprehensive   Treasury
                                 Stock     Capital     Ownership Plan      Restricted         Income        Stock      Total
Balance at
   December 31, 1999                $1     $1,002            ($97)            $1,882         $              $           $2,788

Comprehensive Income:
   Net Income                                                                    160                                       160
                                                                              ------                                    ------

     Comprehensive Income                                                        160                                       160

ESOP Transactions                               1              11                                                           12

Purchase of treasury stock
   (2000 shares)                                                                                               (26)        (26)

Cash dividends declared
   ($.05 per share)                                                               (6)                                       (6)
                                 -----     ------          ------             ------           -----        ------      ------
Balance at
   December 31, 2000                 1      1,003             (86)             2,036               0           (26)      2,928

Comprehensive Income:
   Net Income                                                                    138                                       138

Other Comprehensive Income:
   Net unrealized gains on
    securities available-for-
    sale                                                                                           3                         3
                                                                              ------           -----                    ------

    Total Comprehensive Income                                                  $138              $3                       141

ESOP Transactions                               4              11                                                           15

Purchase of treasury stock
   (1000 shares)                                                                                               (20)        (20)

Issuance of common shares:
   Management recognition plan
   (589 shares)                                                                                                  8           8

Cash dividends declared
   ($.05 per share)                                                               (7)                                       (7)
                                 =====     ======          ======             ======           =====        ======      ======

Balance at
   December 31, 2001                $1     $1,007            ($75)            $2,167              $3          ($38)     $3,065
                                 =====     ======          ======             ======           =====        ======      ======

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                2001       2000
Cash Flows from Operating Activities:
   Net income                                               $   138     $   160
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              26          25
      (Gain) on sale of available-for-sale securities           (46)          0
      (Gain) on sale of foreclosed real estate                   (3)          0
      (Increase) decrease in accrued interest
       receivable                                                34         (16)
      Provision for loan losses                                  61          39
      Net amortization of premiums/discounts                     26           1
      Increase (decrease) in other liabilities                   53         (39)
      (Increase) decrease in other assets                        16         (12)
                                                            -------     -------

Net Cash Provided by Operating Activities                       305         158
                                                            -------     -------

Cash Flows from Investing Activities:
   Net decrease in loans                                      1,428         215
   Purchases of securities available-for-sale                (7,754)     (1,017)
   Proceeds from maturities and principal
     reductions of securities available-for-sale              1,796           0
   Proceeds from sales of securities available
     for-sale                                                 1,964           0
   Purchases of securities held-to-maturity                       0        (750)
   Proceeds from maturities and principal
     reductions of securities held-to-maturity                2,601         488
   Purchase of FHLB stock - required by law                      (8)        (16)
   Purchase of premises and equipment                             0          (6)
   Sale of foreclosed real estate                               145           0
                                                            -------     -------

Net Cash Provided (Used) by Investing Activities                172      (1,086)
                                                            -------     -------

Cash Flows from Financing Activities:
   Increase in deposits                                         274       1,301
   Advances from FHLB                                         1,000           0
   Repayments to FHLB                                          (500)     (1,000)
   Loan payment received from Employee
     Stock Ownership Plan                                        15          12
   Decrease in advance payments by borrowers
     for property taxes and insurance                             0          (1)
   Cash dividends paid on common stock                           (7)         (6)
   Payments to acquire treasury stock                           (20)        (26)
                                                            -------     -------

Net Cash Provided by Financing Activities                       762         280
                                                            -------     -------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                1,239        (648)

Cash and Cash Equivalents at Beginning of Year                  809       1,457
                                                            -------     -------

Cash and Cash Equivalents at End of Year                    $ 2,048     $   809
                                                            =======     =======

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONT.)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               2001        2000
Supplemental Disclosure of Cash Flow
   Information:
     Non-cash investing activities:
       Loans transferred to real estate owned
         through foreclosure                                  $  202      $    0

Cash Paid During the Year for:
   Interest                                                    1,248       1,181
   Income taxes                                                   57          74


See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

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

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include vault cash and amounts due from banks, which represents short-term highly liquid investments.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

The following summarizes the components of other comprehensive income (in thousands):

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  2001      2000
Other comprehensive income, before tax:
   Net unrealized holding gain (loss) on
     securities                                                    $3        $0
   Reclassification adjustment for (gains)
     losses included in net income                                  0         0
                                                                  ---       ---

Other comprehensive income, before tax                             $3        $0
Income tax expense related to items of
   other comprehensive income                                       0         0
                                                                  ---       ---

Other comprehensive income, net of tax                             $3        $0
                                                                  ===       ===

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(k) EARNINGS PER SHARE

Earnings Per Common Share. Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

A reconciliation of the numerator and denominator of both basic and dilutive earnings per share:

                                                              DECEMBER 31,
                                                           2001          2000
Numerator:
  Income available to common
    stockholders                                         $138,000       $160,000
                                                         ========       ========

Denominator:
  Weighted average number of common
    shares used in basic EPS                              124,986        124,994
  Effect of dilutive securities:
    Stock options                                           7,392          4,638
                                                         --------       --------

Weighted Number of Common Shares and
  Dilutive Potential Common Shares
  Used in Dilutive EPS                                    132,378        129,632
                                                         ========       ========

(l) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank does not engage in the use of derivative financial instruments. The Bank's off-balance sheet financial instruments are limited to commitments to extend credit.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

  (m) NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value depends on the intended use of the derivative and the type of risk being hedged. SFAS 133 is effective for the Bank for all fiscal quarters beginning January 1, 2000. SFAS 137 delayed the effective date until all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted although the Bank did not do so. SFAS No. 133 also permits certain reclassifications of securities among the trading, available-for-sale and held-to-maturity classifications. The Bank has no current intention to reclassify any securities pursuant to SFAS 133. The Bank does not presently use derivatives and the adoption of SFAS 133 is not expected to have a material impact on the Bank's consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. This statement is effective for financial statements for periods beginning after December 15, 1997. The Bank adopted the provisions of SFAS No. 132 on January 1, 1998.

During June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addressed implementation difficulties that apply to SFAS 133. This statement is to be adopted concurrently with SFAS 133. The Bank does not expect this statement to have a material impact on its consolidated financial statements.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(m) NEW ACCOUNTING STANDARDS (CONT.)

The FASB issued SFAS 140, "Accounting and Servicing of Financial Assets and Extinguishments of Liabilities," during September 2000. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The effective date for this statement is for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Bank does not expect this statement to have a material impact on its consolidated financial statements.

SFAS No. 141, "Business Combinations" was issued during June 2001. This statement requires that all business combinations be accounted for by the purchase method. This statement also requires additional disclosure about the reason for the business combination and allocation of purchase price. This statement applies to all business combinations initiated after June 30, 2001. The Bank does not expect this statement to have a material impact on its consolidated financial statements.

During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Bank does not expect this statement to have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Bank does not expect this statement to have a material impact on its consolidated financial statements.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(2) SECURITIES

Securities are summarized as follows (in thousands):


                                       ...........DECEMBER 31, 2001.............
                                                     GROSS      GROSS
                                       AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST        GAINS       LOSSES     VALUE
Available-for-Sale:
  Mortgage-backed
  Securities - GNMA                      $5,031     $    3     $    0     $5,034
                                         ======     ======     ======     ======
Held-to-Maturity:
  U. S. Government and
   federal agency securities             $1,500     $   37     $    0     $1,537
  Mortgage-backed
   securities - GNMA                         25          6          0         31
                                         ------     ------     ------     ------

                                         $1,525     $   43     $    0     $1,568
                                         ======     ======     ======     ======



                                       ..........DECEMBER 31, 2000..............
                                                     GROSS      GROSS
                                       AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST        GAINS       LOSSES     VALUE
Available-for-Sale:
  Mortgage-backed
  Securities - GNMA                     $1,017     $    0     $    0     $1,017
                                        ======     ======     ======     ======
Held-to-Maturity:
  U. S. Government and
   federal agency securities            $2,500     $   29     $    1     $2,528
  Mortgage-backed
   securities - GNMA                     1,626         38          0      1,664
                                        ------     ------     ------     ------

                                        $4,126     $   67     $    1     $4,192
                                        ======     ======     ======     ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(2) SECURITIES (CONT.)

The following table presents the carrying value and fair value of securities based on maturity date at December 31, 2001:

                                                            AMORTIZED      FAIR
                                                              COST        VALUE
                                                                (IN THOUSANDS)
Available-for-sale:
  Due after ten years                                        $5,031       $5,034
                                                             ======       ======

Held-to-maturity:
  Due within one year                                        $  250       $  255
  Due after one year through five years                       1,000        1,014
  Due after five years through ten years                        275          299
                                                             ------       ------
                                                             $1,525       $1,568
                                                             ======       ======


The following table presents the carrying value and fair value of securities based on maturity date at December 31, 2000:

                                                            AMORTIZED      FAIR
                                                              COST        VALUE
                                                                (IN THOUSANDS)
Available-for-sale:
  Due after ten years                                        $1,017       $1,017
                                                             ======       ======

Held-to-maturity:
  Due within one year                                        $  500       $  499
  Due after one year through five years                       1,250        1,266
  Due after five years through ten years                        779          794
  Due after ten years                                         1,597        1,633
                                                             ------       ------

                                                             $4,126       $4,192
                                                             ======       ======

The amortized cost and fair value of mortgage-backed securities are presented by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2001, the proceeds from sale of available-for-sale securities were $1,963,779 and gains recognized were $45,956.

There were no sales of available-for-sale securities during 2000.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(3) LOANS RECEIVABLE

Loans are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                          2001            2000
Mortgages:
  One to four family residential                         $12,328         $12,506
  Commercial                                                 517             523
  Construction                                               266              78
                                                         -------         -------

                                                          13,111          13,107
                                                         -------         -------

Other Loans:
  Automobile                                               3,093           4,513
  Home equity                                              1,042           1,127
  Passbook                                                   164             126
  Commercial                                                 674             699
  Other                                                      908           1,095
                                                         -------         -------

                                                           5,881           7,560
                                                         -------         -------

                  Total Loans                             18,992          20,667

Net Deferred Fees                                             23              21
                                                         -------         -------

                                                         $19,015         $20,688
                                                         =======         =======

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                            2001           2000
Balance at beginning of period                             $ 176          $ 176
Provision charged to operations                               61             39
Recoveries                                                     6              6
Loans charged off                                            (64)           (45)
                                                           -----          -----

Balance at end of period                                   $ 179          $ 176
                                                           =====          =====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(3) LOANS RECEIVABLE (CONT.)

At December 31, 2001 and 2000, impaired loans totaled $47,000 and $16,000, respectively, with no related allowance for loan losses as a result of cash flow analysis. The average recorded investment in impaired loans was $121,000 and $28,000 during the years ended December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans was $1,000 and $5,000 during the years ended December 31, 2001 and 2000, respectively.

The principal balances of loans not accruing interest amounted to approximately $47,000 and $-0- at December 31, 2001 and 2000, respectively. The interest income foregone for non-accruing loans was approximately $2,000 and $1,000 during the years ended December 31, 2001 and 2000, respectively.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. The following table presents a summary of the activity with respect to loans to directors and executive officers at December 31, 2001 and 2000:

                                                              DECEMBER 31,
                                                         2001             2000

Balance outstanding - beginning of year               $ 737,335       $ 735,805
New loans                                                 7,000          85,000
Principal repayments                                   (104,044)        (83,470)
                                                      ---------       ---------
Balance outstanding - end of year                     $ 640,291       $ 737,335
                                                      =========       =========

(4) PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                                DECEMBER 31,
                                                           2001           2000

Land                                                       $ 125          $ 125
Buildings and improvements                                   429            429
Furniture and equipment                                       67             67
                                                           -----          -----
                                                             621            621

Less - accumulated depreciation
 and amortization                                           (203)          (177)
                                                           -----          -----

                                                           $ 418          $ 444
                                                           =====          =====

Depreciation and amortization expense amounted to $26,000 and $25,000 during the years ended December 31, 2001 and 2000, respectively.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(5) ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):




                              DECEMBER 31,
                            2001        2000

Loans                       $ 95        $117
Securities                    50          62
                            ----        ----

                            $145        $179
                            ====        ====

(6) DEPOSITS

At December 31, 2001 and 2000, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately $3,769,000 and $3,887,000, respectively. Deposit balances in excess of $100,000 are not insured by the FDIC. Deposits from officers and directors at December 31, 2001 were $173,620.

Contractual maturities of time certificates are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                          2001             2000

Within one year                                          $15,263         $14,820
One through two years                                      2,345           2,520
Two through three years                                      291             604
Three through four years                                     122              17
Four through five years                                      105             114
                                                         -------         -------

         Total Time Certificates                         $18,126         $18,075
                                                         =======         =======


Interest expense on deposits is summarized as follows (in thousands):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                             2001          2000

Savings, club and escrow accounts                           $   77        $   83
Time certificates                                            1,080         1,014
NOW accounts and money market accounts                          40            29
                                                            ------        ------
                                                            $1,197        $1,126
                                                            ======        ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(7) BORROWINGS

The Bank is a member of the Federal Home Loan Bank of New York (FHLB). As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. At December 31, 2001 and 2000, the Bank was authorized to borrow up to 30 percent of total assets.

During 2001 the Bank had the following advances from the FHLB:

    ADVANCE           MATURITY        CURRENT        OUTSTANDING BALANCE
     DATE               DATE            RATE            (IN THOUSANDS)

   12/14/01           10/14/03          3.31%              $1,000
                                                           ======

(8) INCOME TAXES

The Company and its subsidiary file consolidated tax returns on a calendar year basis.

Income taxes were allocated as follows (in thousands):

                                                                    DECEMBER 31,
                                                                    2001    2000

Income before income tax expense                                    $58      $87
Changes in equity, for changes in unrealized gains on
  securities                                                          0        0
                                                                    ---      ---

                                                                    $58      $87
                                                                    ===      ===

The components of income tax expense attributable to income from operations are (in thousands):

                                                  DECEMBER 31,
                                            2001                2000
Current:
  Federal                                   $ 67                $ 60
  State                                       13                   9
                                            ----                ----
                                            $ 80                $ 69
                                            ----                ----
Deferred:
  Federal                                   ($17)               $ 17
  State                                       (5)                  1
                                            ----                ----
                                            ($22)               $ 18
                                            ----                ----

                                            $ 58                $ 87
                                            ====                ====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(8)  INCOME TAXES (CONT.)

Actual tax expense attributable to income before income taxes differed from "expected" tax expense, computed by applying the U. S. Federal statutory tax rate of 34% to income before income tax as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              2001         2000

Computed "expected" tax expense                              $ 67          $ 84
Increase (decrease) in income taxes
  resulting from:
   State taxes, net of:
     Federal tax benefits                                       4             4
     Benefit of Federal tax rates
       below statutory rates                                   (4)           (4)
   Other items, net                                            (9)            3
                                                             ----          ----

                                                             $ 58          $ 87
                                                             ====          ====

Effective tax rate                                           29.6%         35.0%
                                                             ====          ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are (in thousands):

                                                                 DECEMBER 31,
                                                                2001      2000
Deferred tax assets:
  Allowance for loan losses                                    $  63      $  65
  Net deferred loan fees                                           3          4
  Accrued expenses                                                11         10
                                                               -----      -----

Total Gross Deferred Tax Assets                                $  77      $  79
                                                               -----      -----
Deferred tax liabilities:
  Accumulated depreciation on premises and equipment           $  17      $  19
  Accrued interest receivable                                     52         68
  Bad debt reserves in excess of base year reserve                 0          4
  Deferred expense                                                11         13
                                                               -----      -----

Total Gross Deferred Tax Liabilities                           $  80      $ 104
                                                               -----      -----

Net Deferred Tax Assets (Liabilities)                          $  (3)     $ (25)
                                                               =====      =====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

Included in retained earnings at December 31, 2001 and 2000 is approximately $426,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a bank for Federal income tax purposes, would result in taxable income to the Bank.

(9) PENSION PLAN AND BENEFIT PLANS

The Bank has a non-contributory multiemployer pension plan.

The Bank participates in the Financial Institutions Retirement Fund. The Fund is a tax-qualified pension trust covering approximately 300 participating employers. Separate actuarial valuations are not made with respect to each employer. All full-time employees of the Bank are covered by the plan. Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions requires that in multiemployer plans, pension expense is equal to contributions required each accounting period. During the years ended December 31, 2001 and 2000, the Bank made contributions to the plan of $20,052 and $-0-, respectively.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(9) PENSION PLAN AND BENEFIT PLANS (CONT.)

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

Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. As shares are released from collateral, the shares become outstanding for earnings-per-share computations.

The ESOP shares as of December 31, 2001 and 2000 are as follows:

                                                                DECEMBER 31,
                                                           2001             2000

Allocated shares                                           2,051           1,075
Shares released for allocation                             1,075           1,075
Unreleased shares                                          7,526           8,601
Total ESOP shares                                         10,751          10,751
Fair values of unreleased shares
  at December 31                                        $150,520        $120,414

The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's board of directors. Contributions for 2001 and 2000 were $15,856 and $11,825,respectively.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(9) PENSION PLAN AND BENEFIT PLANS (CONT.)

  MANAGEMENT RECOGNITION PLAN

On May 16, 2000, the stockholders of the Company approved a management recognition plan ("MRP"). With funds to be contributed by the Company, the MRP will purchase 2,956 shares of the Company's common stock. These shares will be purchased over a five year period with the first 20% of shares purchased May 16, 2001 and an additional 20% purchased on the following four anniversary dates. Under current accounting standards, the Company will recognize compensation expense as the shares are issued. The fair market value for the shares was established on the date the MRP was approved. As of December 31, 2001 and 2000, $6,876 and $4,584 of expense was recognized by the Company, respectively.

  STOCK OPTION AND INCENTIVE PLAN

On May 16, 2000, the stockholders of the Company also approved a stock option and incentive plan. The option plan provides for the granting of stock options to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the Plan. The Plan grants option for 7,392 shares of common stock. Certain executive officers and directors received an option to purchase shares at an exercise price equal to the market value on the day the Plan was adopted. The options vest over a five-year period from the date of award. Amounts received from the exercising of options are credited to common stock, and no charges to operations are made in connection with the stock option plan in accordance with Accounting Principles Board opinion No. 25.

If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, net income and earnings per share would have been reduced as follows:

                                                               DECEMBER 31, 2000
Net Income:
 As reported                                                       $160,000
 Proforma                                                           111,000
Basic Earnings Per Share:
 As reported                                                           1.28
 Proforma                                                               .89
Diluted Earnings Per Share:
 As reported                                                           1.23
 Proforma                                                               .86

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(9)  PENSION PLAN AND BENEFIT PLANS (CONT.)

  STOCK OPTION AND INCENTIVE PLAN (CONT.):


The following is a summary of the status of the stock option plan:

                                                                WEIGHTED AVERAGE
                                         NUMBER OF SHARES        EXERCISE PRICE

Outstanding at December 31, 1999                    0                     $ 0
Granted                                         7,392                  11.625
Exercised                                           0                       0
Cancelled                                           0                       0
                                                -----                  ------

Outstanding at December 31, 2000                7,392                  11.625
Granted                                             0                       0
Exercised                                           0                       0
Cancelled                                           0                       0
                                                -----                  ------

Outstanding at December 31, 2001                7,392                  11.625
                                                =====                  ======

Options exercisable at
  December 31, 2000                                 0                       0

Options exercisable at
  December 31, 2001                             1,480                  11.625


The following is a summary of the status of options outstanding at December 31, 2001:

..................OUTSTANDING OPTIONS.................   EXERCISABLE OPTION
                                             WEIGHTED                WEIGHTED
                          WEIGHTED AVERAGE    AVERAGE                AVERAGE
                             REMAINING       EXERCISE                EXERCISE
EXERCISE PRICE   NUMBER   CONTRACTUAL LIFE     PRICE     NUMBER       PRICE

    11.625        7,392       8 Years         11.625     1,480       11.625

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(9) PENSION PLAN AND BENEFIT PLANS (CONT.)

  STOCK OPTION AND INCENTIVE PLAN (CONT.):

The weighted average estimated fair value of stock options granted during 2000 was $6.69 per share. This amount was determined using the Black-Scholes option-price model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used on the Black-Scholes model were as follows for stock options granted in 2000:

               Risk-free interest rate                  5.11%
               Expected volatility of
                common stock                            45.1%
               Dividend yield                              0%
               Expected life of options               10 Years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair values of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

Commitments to originate fixed and adjustable rate loans are as follows (in thousands):

                                                      DECEMBER 31, 2001

 Fixed rate - 7.5%-10%                                       $116
 Adjustable rate                                               95
                                                             ----
 Total Commitments to
  Originate Loans                                            $211
                                                             ====

Unused lines of credit, which includes home equity, consumer and commercial, amounted to $364,000 and $422,000 at December 31, 2001 and 2000, respectively.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted tangible assets (as defined), and tangible capital to tangible assets (as defined). As discussed in greater detail below, as of December 31, 2001, the Bank met all of the capital adequacy requirements to which it is subject.

As of March 31, 2001, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(12) REGULATORY MATTERS (CONT.)

The following is a reconciliation of the Bank's GAAP and Regulatory capital at December 31, 2001 and 2000 (in thousands):

                                             GAAP        TANGIBLE         %      CORE CAPITAL      %      RISK-BASED     %
                                           CAPITAL        CAPITAL                                          CAPITAL
DECEMBER 31, 2001                           $2,728        $2,728                    $2,728                   $2,728

Regulatory capital adjustments:
   Accumulated gain on
    available-for-sale
    securities                                                (3)                       (3)                      (3)
   General allowance for
    loan losses (up to 1.25%
    of risk-weighted assets)                                                                                    167
                                                          ------                    ------                   ------

Total regulatory capital                                  $2,725        9.8%        $2,725       9.8%        $2,892    21.6%

Regulatory capital requirement                               418        1.5%         1,115       4.0%         1,070     8.0%
                                                          ------                    ------                   ------

Regulatory capital excess                                 $2,307                    $1,610                   $1,822
                                                          ======                    ======                   ======


                                             GAAP        TANGIBLE                                         RISK-BASED
                                           CAPITAL        CAPITAL         %      CORE CAPITAL      %       CAPITAL       %
DECEMBER 31, 2000                           $2,561        $2,561                    $2,561                   $2,561

Regulatory capital adjustments:
  General allowance for
   loan losses (up to
   1.25% of risk
   weighted assets)                                                                                             176
                                                          ------                    ------                   ------

Total regulatory capital                                  $2,561        9.5%        $2,561       9.5%        $2,737    18.4%

Regulatory capital requirement                               403        1.5%         1,075       4.0%         1,193     8.0%
                                                           -----                     -----                    -----

Regulatory capital excess                                 $2,158                    $1,486                   $1,544
                                                          ======                    ======                   ======


PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(12) REGULATORY MATTERS (CONT.)

The following is a summary of the Bank's actual capital amounts and ratios compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well capitalized institution under prompt corrective action provisions (in thousands):

                                                                                     TO BE CLASSIFIED
                                                                    MINIMUM              AS WELL-
                                                                    CAPITAL         CAPITALIZED UNDER
                                                                    ADEQUACY        PROMPT CORRECTIVE
                                                  ACTUAL           REQUIREMENT      ACTION PROVISIONS
                                             AMOUNT    RATIO     AMOUNT    RATIO    AMOUNT     RATIO
AS OF DECEMBER 31, 2001

Total capital (to risk weighted assets)       $2,892    21.6%     $1,070     8.0%    $1,337     10.0%
Tier I Capital (to risk weighted assets)       2,725    20.4         535     4.0        802      6.0
Tier I Capital (to adjusted tangible
  assets)                                      2,725     9.8       1,115     4.0      1,394      5.0
Tangible Capital (to tangible assets)          2,725     9.8         418     1.5        -        N/A

AS OF DECEMBER 31, 2000

Total capital (to risk weighted assets)       $2,737    18.4%     $1,193     8.0%    $1,491     10.0%
Tier I Capital (to risk weighted assets)       2,561    17.2         596     4.0        894      6.0
Tier I Capital (to adjusted tangible
  assets)                                      2,561     9.5       1,075     4.0      1,344      5.0
Tangible Capital (to tangible assets)          2,561     9.5         403     1.5        -        N/A


PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT.)

The  estimated   carrying  values  and  fair  values  of  the  Bank's  financial instruments are as follows (in thousands):

                                                  DECEMBER 31,
                                         2 0 0 1                 2 0 0 0
                                   CARRYING     FAIR      CARRYING       FAIR
                                    AMOUNT     VALUE       AMOUNT       VALUE
Financial assets:
  Cash and cash equivalents       $ 2,048     $ 2,048     $   809     $   809
  Securities                        6,559       6,602       5,143       5,209
  Loans, net                       18,836      19,327      20,512      20,666
  FHLB stock                          163         163         155         155
  Accrued interest receivable         145         145         179         179

Financial liabilities:
  Deposits:
   Demand accounts                    735         735         813         813
   Savings and club accounts        3,215       3,215       2,930       2,930
   Time certificates               18,126      18,272      18,075      18,132
   NOW and money market
    accounts                        1,943       1,943       1,927       1,927
   Borrowed money                   1,000       1,000         500         500

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(15) CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Peoples Bankcorp, Inc. is as follows:

                                                                  DECEMBER 31,
         BALANCE SHEET                                          2001       2000
                                                                 (IN THOUSANDS)
Assets:
  Cash - interest bearing deposits with other banks            $  145     $  175
  Loans                                                           200        200
  Accrued interest receivable                                       1          1
  Investment in common stock of Ogdensburg
   Federal Savings and Loan Association                         2,728      2,560
                                                               ------     ------

         Total Assets                                          $3,074     $2,936
                                                               ======     ======
Liabilities and Stockholders' Equity:
  Other liabilities                                            $    9     $    8
  Stockholders' Equity                                          3,065      2,928
                                                               ------     ------

         Total Liabilities and
          Stockholders' Equity                                 $3,074     $2,936
                                                               ======     ======


                                                                  YEARS ENDED
                                                                  DECEMBER 31,
         STATEMENT OF INCOME                                    2001      2000
                                                                 (IN THOUSANDS)

Interest on Loans                                              $  14      $  19
Interest on Investments                                            6         11
                                                               -----      -----
                                                               $  20      $  30
Operating expenses                                                46         39
                                                               -----      -----
Income (loss) before equity in undistributed
  net income of Ogdensburg Federal Savings
  and Loan Association                                         $ (26)     $  (9)
Equity in undistributed net income of Ogdensburg
  Federal Savings and Loan Association                           164        169
                                                               -----      -----

Net Income                                                     $ 138      $ 160
                                                               =====      =====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (CONT.)
--------------------------------------------------------------------------------

(15)  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONT.)

                                                                 YEARS ENDED
                                                                  DECEMBER 31,
         STATEMENT OF CASH FLOWS                                2001       2000
                                                                 (IN THOUSANDS)

Cash Flows from Operating Activities:
  Net income                                                     $ 138    $ 160
  Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed net income of
      Ogdensburg Federal Savings and Loan
      Association                                                 (164)    (169)
    (Increase) decrease in accrued interest
      receivable                                                     0        3
    Increase in other liabilities                                    8        3
                                                                 -----    -----

Net Cash Provided (Used) by Operating Activities                 $ (18)   $  (3)
                                                                 -----    -----

Cash Flows from Investing Activities:
  Proceeds from maturities of securities held-to-maturity        $   0    $ 125
                                                                 -----    -----

Net Cash Provided (Used) by Investing Activities                 $   0    $ 125
                                                                 -----    -----

Cash Flows from Financing Activities:
  Cash dividends paid on common stock                            $  (7)   $  (6)
  Payments to acquire treasury stock                               (20)     (26)
  Loan payment received from ESOP trustee                           15       12
                                                                 -----    -----

Net Cash Provided (Used) by Financing Activities                 $ (12)   $ (20)
                                                                 -----    -----

Net Increase (Decrease) in Cash and Cash Equivalents             $ (30)   $ 102

Cash and Cash Equivalents at Beginning of Year                     175       73
                                                                 -----    -----

Cash and Cash Equivalents at End of Year                         $ 145    $ 175
                                                                 =====    =====

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

     The information required by this item is incorporated by reference to "Proposal I -- Election of Directors" in the Proxy Statement.

     For certain information regarding the non-director executive officers of the Company, see "Item 1. Description of Business -- Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
------------------------------------------------

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
         ----------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
incorporated by reference from Item 7:

               Independent Auditor's Report of Morrow & Poulsen, P.C. Consolidated Statements of Financial Condition as of December 31, 2001 and 2000
               Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000
               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000
               Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

 No.         Description
 ---         -----------
 3.1     Certificate of Incorporation of Peoples Bankcorp, Inc.            *
 3.2     Bylaws of Peoples Bankcorp, Inc.                                  *
 4       Form of Common Stock Certificate of Peoples Bankcorp, Inc.        *
10.1     Proposed Peoples Bankcorp, Inc. 1998 Stock Option and
            Incentive Plan                                                 *+
10.2     Proposed Peoples Bankcorp, Inc. Management Recognition
             Plan and Trust Agreement                                      *+
10.3     Employment Agreement between People's Bankcorp, Inc. and
             Robert E. Wilson                                              *+
10.4     Guaranty Agreement between People's Bankcorp, Inc. and
             Robert E. Wilson                                              *+
10.5     Employment Agreement between Ogdensburg Federal Savings and
             Loan Association and Todd R. Mashaw                           *+
10.6     Amendment No. 1 to Employment Agreement between Ogdensburg
            Federal Savings and Loan Association and Robert E. Wilson      **+
10.7     Amendment No. 1 to Employment Agreement between Ogdensburg
            Federal Savings Loan Association and Todd R. Mashaw            **+
10.8     Amendment No. 2 to Employment Agreement between Ogdensburg
            Federal Savings Loan Association and Robert E. Wilson          ***+
10.9     Amendment No. 2 to Employment Agreement between Ogdensburg
            Federal Savings Loan Association and Todd R. Mashaw            ***+
21       Subsidiaries

----------
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-63625).
(**) Incorporated  herein by reference  from the  Registrant's  Annual Report on
     Form 10-KSB for the year ended December 31, 1999.
(***)Incorporated  herein by reference  from the  Registrant's  Annual Report on
     Form 10-KSB for the year ended December 31, 2000.
(+)  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES BANKCORP, INC.

March 28, 2002                          By: /s/ Robert E. Wilson
                                           -------------------------------------
                                           Robert E. Wilson
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Robert E. Wilson                                            March 28, 2002
-----------------------------------------
Robert E. Wilson
President and Chief Executive Officer
(Director and Principal Executive, Accounting
  and Financial Officer)




/s/ Robert E. Hentschel                                         March 28, 2002
-----------------------------------------
Robert E. Hentschel
(Director)


/s/ Anthony P. LeBarge, Sr.                                     March 28, 2002
-----------------------------------------
Anthony P. LeBarge, Sr.
(Director)


/s/ Wesley L. Stitt                                             March 28, 2002
-----------------------------------------
Wesley L. Stitt
Chairman of the Board
(Director)


/s/ George E. Silver                                            March 28, 2002
-----------------------------------------
George E. Silver
(Director)