Form 10QSB
period 2002-03-31
PEOPLES BANKCORP INC
filed 2002-05-15
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

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

Yes [X]                                      No [ ]

As of March  31,  2002,  the  latest  practicable  date,  131,509  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):


Yes [ ]                                      No [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2002 (unaudited) and December 31, 2001.....................3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2002 and 2001 (unaudited)............................4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001 (unaudited)............................5

         Notes to Consolidated Financial Statements...........................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..........................................11
Item 2.           Changes in Securities and Use of Proceeds..................11
Item 3.           Defaults Upon Senior Securities............................11
Item 4.           Submission of Matters to a Vote of Security Holders........11
Item 5.           Other Information..........................................11
Item 6.           Exhibits and Reports on Form 8-K...........................11


                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      (In thousands, except per share data)

                                                                                        March 31,         December 31,
                         ASSETS                                                            2002              2001
                                                                                        ---------         -----------
                                                                                                          (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $     970         $   1,403
     Interest-bearing deposits in other banks                                               2,733               645
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    3,703             2,048

Securities available-for-sale - at fair value                                               5,252             5,034
Securities held-to-maturity (fair value of $1,637 (unaudited)
    at March 31, 2002 and $1,568 at December 31, 2001)                                      1,624             1,525
Loans, net of deferred fees                                                                17,633            19,015
         Less allowance for loan losses                                                       176               179
                                                                                        ---------         ---------
                  Net loans                                                                17,457            18,836

Real estate owned                                                                              31                45
Premises and equipment, net                                                                   412               418
Federal Home Loan Bank stock, at cost-required by law                                         184               163
Accrued interest receivable                                                                   150               145
Other assets                                                                                    9                 3
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  28,822         $  28,217
                                                                                        =========         =========

                  LIABILITIES AND EQUITY
Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $   1,009         $     735
     Savings and club accounts - interest bearing                                           3,238             3,215
     Time certificates - interest bearing                                                  18,338            18,126
     NOW and money market accounts - interest bearing                                       2,011             1,943
                                                                                        ---------         ---------
                  Total deposits                                                           24,596            24,019
                                                                                        ---------         ---------

Borrowed money                                                                              1,000             1,000
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             155               131
                                                                                        ---------         ---------
                  Total liabilities                                                        25,753            25,152
                                                                                        ---------         ---------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 131,509 and 131,979  shares issued and
       outstanding at March 31, 2002 and December 31, 2001                                      1                 1
     Additional paid-in capital                                                             1,007             1,007
     Retained earnings - substantially restricted                                           2,336             2,167
     Accumulated other comprehensive income                                                   (52)                3
     Loan to employee stock ownership plan                                                    (75)              (75)
     Common stock in treasury, at cost (2,881 shares at March 31, 2002 and
            2,411 shares at December 31, 2001)                                                (48)              (38)
                  Total stockholders' equity                                                3,069         $   3,065
                                                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  28,822         $  28,217
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2002             2001
                                                                                --------         -------
Interest income
  Loans                                                                         $    361         $   421
  Securities                                                                         120             110
  Other short-term investments                                                         8              17
                                                                                --------         -------
         Total interest income                                                       489             548
                                                                                --------         -------

Interest expense:
  Deposits                                                                           238             312
  Borrowings                                                                           9              18
                                                                                --------         -------
         Total interest expense                                                      247             330
                                                                                --------         -------

         Net interest income                                                         242             218

Provision for loan losses                                                              9               6
                                                                                --------         -------

         Net interest income after provision
              for loan losses                                                        233             212

Non-interest income:
  Gain on sale of available for sale securities                                       11              --
  Service charges                                                                      7              10
  Other                                                                                4               2
                                                                                --------         -------
         Total non-interest income                                                    22              12
                                                                                --------         -------
Non-interest expense:
  Salaries and employee benefits                                                      85              84
  Director fees                                                                       18              13
  Building, occupancy and equipment                                                   16              16
  Data processing                                                                     11               9
  Postage and supplies                                                                 5              10
  Deposit insurance premium                                                            1               1
  Insurance                                                                            3               3
  Other                                                                               22              27
                                                                                --------         -------
         Total non-interest expense                                                  161             163
                                                                                --------         -------
         Income before income tax expense                                             94              61

Income tax expense                                                                    25              21
                                                                                --------         -------

         Net income                                                             $     69         $    40
                                                                                ========         =======
Earnings per share
  Basic                                                                         $    .56         $   .30
  Diluted                                                                       $    .52         $   .29
  Weighted average shares outstanding                                                132             132

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2002             2001
                                                                                --------         -------
Cash flows from operating activities:
  Net income                                                                    $     69         $    40
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                     6               7
     Decrease (increase) in accrued interest receivable                               (5)              8
     Provision for loan losses                                                         9               6
     Net amortization (accretion) of premium/discounts                                (5)            (58)
     Increase in other liabilities                                                    24             166
     Increase in other assets                                                         (6)            (33)
                                                                                --------         -------
         Net cash provided by operating activities                                    92             136
                                                                                --------         -------
Cash flows from investing activities:
  Net (increase) decrease in loans                                                 1,339             180
  Purchases of securities available-for-sale                                      (1,250)         (1,996)
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                                 983              96
  Purchases of securities held-to-maturity                                          (600)             --
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   500             582
  Purchase of FHLB stock                                                             (21)             (7)
  Purchase of fixed assets                                                            --              --
  Sale of foreclosed real estate                                                      45              --
                                                                                --------         -------
         Net cash provided (used) by investing activities                            996          (1,145)
                                                                                --------         -------
Cash flows from financing activities:
  Increase in deposits                                                               557           1,587
  Borrowings from FHLB                                                                --           2,000
  Repayments to FHLB                                                                  --            (500)
  Loan payment received from Employee Stock Ownership Plan                            --              --
  Decrease in advance payments from borrowers for property
      Taxes and insurance                                                             --              --
  Cash dividends paid on common stock                                                 --              --
  Payments to acquire treasury stock                                                 (10)             --
                                                                                --------         -------

         Net cash provided by financing activities                                   567           3,087

Net increase in cash and cash equivalents                                          1,655           2,078
Cash and cash equivalents at beginning of period                                   2,048             809
                                                                                --------         -------
Cash and cash equivalents at end of period                                      $  3,703         $ 2,887
                                                                                ========         =======
                                                                                                (continued)

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2002             2001
                                                                                --------         -------
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     39         $    --
    Treasury stock utilized for MRP                                                   --              --

  Cash paid during the period for:
     Interest                                                                        247             318
     Income taxes                                                                     26               4
                                                                                ========         =======

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - PEOPLES BANKCORP, INC.
-------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Total assets at March 31, 2002 amounted to $28.8 million, a $600,000 or 2.1% increase from December 31, 2001's level of $28.2 million. The increase in total assets was centered in a $1.7 million increase in cash and cash equivalents, partially offset by a $1.4 million decrease in net loans. Total liabilities at March 31, 2002 increased from $25.2 million at December 31, 2001 to $25.8 million. Deposits, which comprise the majority of total liabilities amounted to $24.6 million at March 31, 2002, up from $24.0 million at December 3, 2001 for an increase of $600,000, or 2.5% with increases in all categories of deposits. Total stockholders' equity at March 31, 2002 amounted to $3.1 million as compared to $3.1 million at December 31, 2001. The increase in retained earnings of $69,000 was offset by a $56,000 decrease in accumulated other comprehensive income and a $10,000 increase in treasury stock. At March 31, 2002 the Association was in compliance with all applicable regulatory capital requirements with core and tangible capital of $2.8 million (9.81% of adjusted total assets) and total risk base capital of $3.0 million (22.7% of risk weighted assets).


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND 2001

NET INCOME. Net income for the three months ended March 31, 2002 amounted to $69,000 as compared to $40,000 for the three months ended March 31, 2001. The $29,000 or 72% increase was due to the combined effects of an $83,000 decrease in total interest expense and an increase in other non-interest income of $13,000 mainly due to the sale of a GNMA security. These improvements were partially offset by a $59,000 decrease in total interest income.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $24,000, or 11%, from $218,000 for the three months ended March 31, 2001 to $242,000 for the three months ended March 31, 2002. The increase in net interest income was primarily due to an $83,000 decrease in interest expense as compared to the three months ended March 31, 2001, offset by a $59,000 decrease in total interest income. The decrease in interest expense was due to a $74,000 decrease in interest on deposits which reflected the decrease in interest rates during the first quarter of 2002 as compared to the same period in 2001. The decrease in interest income was primarily due to a $60,000 decrease in interest from loans due to the decreases in the loan portfolio

PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2002, the Company made a $9,000 provision for loan losses as compared to a provision of $6,000 or the same period in 2001. The higher provision in 2002 reflected the level of charge-offs during that period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended March 31, 2002 amounted to $22,000 as compared to $12,000 for the three months ended March 31, 2001 with the increase attributable to the sale of a GNMA security.

NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 2002 totaled $161,000, down from $163,000 for the first quarter of 2001 with the decrease primarily due to the combined effects of a $5,000 increase in directors' fees, a $5,000 decrease in postage and supplies and a $5,000 decrease in miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2002 amounted to $25,000, a $4,000 increase from the same period in 2001 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 26.60% and 34.42%.

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


                                    PEOPLES BANKCORP, INC.



Date: May 14, 2002                  By:/s/ Robert E. Wilson
                                       -----------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)