Form 10QSB
period 2002-06-30
PEOPLES BANKCORP INC
filed 2002-08-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

Yes [X]                                 No [ ]

As of August  9,  2002,  the  latest  practicable  date,  133,442  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [ ]                                 No [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2002 (unaudited) and December 31, 2001.....................3

         Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 2002 and 2001 (unaudited).....................4

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2002 and 2001 (unaudited).....................5

         Notes to Consolidated Financial Statements..........................7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................8


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11
Item 2.  Changes in Securities and Use of Proceeds...........................11
Item 3.  Defaults Upon Senior Securities.....................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................11
Item 5.  Other Information...................................................11
Item 6.  Exhibits and Reports on Form 8-K....................................11

                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                      (In thousands, except per share data)

                                                                                         June 30,        December 31,
                         ASSETS                                                           2002               2001
                                                                                        ---------         ---------
                                                                                                          (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $   1,745         $   1,403
     Interest-bearing deposits in other banks                                                 906               645
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    2,651             2,048

Securities available-for-sale - at fair value                                               7,028             5,034
Securities held-to-maturity (fair value of $894 (unaudited)
    at June 30, 2002 and $1,568 at December 31, 2001)                                         870             1,525
Loans, net of deferred fees                                                                17,639            19,015
         Less allowance for loan losses                                                       176               179
                                                                                        ---------         ---------
                  Net loans                                                                17,463            18,836

Real estate owned                                                                              37                45
Premises and equipment, net                                                                   407               418
Federal Home Loan Bank stock, at cost-required by law                                         184               163
Accrued interest receivable                                                                   168               145
Other assets                                                                                    5                 3
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  28,813         $  28,217
                                                                                        =========         =========
                  LIABILITIES AND EQUITY
Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     881         $     735
     Savings and club accounts - interest bearing                                           3,150             3,215
     Time certificates - interest bearing                                                  18,187            18,126
     NOW and money market accounts - interest bearing                                       2,055             1,943
                                                                                        ---------         ---------
                  Total deposits                                                           24,273            24,019
                                                                                        ---------         ---------

Borrowed money                                                                              1,000             1,000
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             262               131
                                                                                        ---------         ---------
                  Total liabilities                                                        25,537            25,152
                                                                                        ---------         ---------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 133,442 and 131,979  shares issued and
       outstanding at June 30, 2002 and December 31, 2001                                       1                 1
     Additional paid-in capital                                                             1,030             1,007
     Retained earnings - substantially restricted                                           2,263             2,167
     Accumulated other comprehensive income                                                   105                 3
     Loan to employee stock ownership plan                                                    (75)              (75)
     Common stock in treasury, at cost (2,881 shares at June 30, 2002 and
            2,411 shares at December 31, 2001)                                                (48)              (38)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                3,276         $   3,065
                                                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  28,813         $  28,217
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     ------------------------      -----------------------
                                                       2002            2001         2002            2001
                                                     -------         -------       -------         -------
                                                                             (In thousands)
Interest income:
  Loans                                              $   342         $   412        $  703         $   833
  Securities                                             131             107           251             217
  Other short-term investments                             6              14            14              31
                                                     -------         -------        ------         -------
         Total interest income                           479             533           968           1,081
                                                     -------         -------        ------         -------
Interest expense:
  Deposits                                               218             315           456             627
  Borrowings                                               8              17            17              35
                                                     -------         -------        ------         -------
         Total interest expense                          226             332           473             662
                                                     -------         -------        ------         -------

         Net interest income                             253             201           495             419

Provision for loan losses                                 12              15            21              21
                                                     -------         -------        ------         -------
         Net interest income after provision
              for loan losses                            241             186           474             398
                                                     -------         -------        ------         -------
Non-interest income:
  Gain on sale of available for sale securities           --              --            11              --
  Service charges                                          6               9            13              19
  Other                                                    9              13            13              15
                                                     -------         -------        ------         -------
         Total non-interest income                        15              22            37              34
                                                     -------         -------        ------         -------
Non-interest expense:
  Salaries and employee benefits                          86              83           171             167
  Director fees                                           23              17            41              30
  Building, occupancy and equipment                       16              16            32              32
  Data processing                                         11              10            22              19
  Postage and supplies                                     9               7            14              17
  Deposit insurance premium                                1               1             2               2
  Insurance                                                3               3             6               6
  Other                                                   43              31            65              58
                                                     -------         -------        ------         -------
         Total non-interest expense                      192             168           353             331
                                                     -------         -------        ------         -------
         Income before income tax expense                 64              40           158             101

Income tax expense                                        37              14            62              35
                                                     -------         -------        ------         -------
         Net income                                  $    27         $    26        $   96         $    66
                                                     =======         =======        ======         =======
Earnings per share
  Basic                                              $   .22         $   .20        $  .77         $   .50
  Diluted                                            $   .21         $   .19        $  .73         $   .48
  Weighted average shares outstanding                    132             132           132             132

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                -------------------------
                                                                                  2002             2001
                                                                                --------         --------
Cash flows from operating activities:
  Net income                                                                    $     96         $     66
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    11               13
     Decrease (increase) in accrued interest receivable                              (23)              13
     Provision for loan losses                                                        21               21
     Net amortization (accretion) of premium/discounts                               (18)             (59)
     Increase in other liabilities                                                   138              297
     Increase in other assets                                                         (2)             (12)
                                                                                --------         --------
         Net cash provided by operating activities                                   223              339
                                                                                --------         --------

Cash flows from investing activities:
  Net (increase) decrease in loans                                                 1,284              613
  Purchases of securities available-for-sale                                      (3,250)          (1,996)
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                               1,376              428
  Purchases of securities held-to-maturity                                          (600)              --
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                 1,255              651
  Purchase of FHLB stock                                                             (21)              (7)
  Purchase of fixed assets                                                            --               --
  Sale of foreclosed real estate                                                      76               --
                                                                                --------         --------
         Net cash provided (used) by investing activities                            120             (311)
                                                                                --------         --------

Cash flows from financing activities:
  Increase in deposits                                                               254              682
  Borrowings from FHLB                                                                --            2,000
  Repayments to FHLB                                                                  --           (1,500)
  Loan payment received from Employee Stock Ownership Plan                            --               --
  Decrease in advance payments from borrowers for property
      Taxes and insurance                                                             --               --
  Cash dividends paid on common stock                                                 --               --
  Payments to acquire treasury stock                                                 (10)              --
  Issuance of common stock upon exercise of options                                   16               --
                                                                                --------         --------
         Net cash provided by financing activities                                   260            1,182

Net increase in cash and cash equivalents                                            603            1,210
Cash and cash equivalents at beginning of period                                   2,048              809
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $  2,651         $  2,019
                                                                                ========         ========

                                                                                               (continued)

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                -------------------------
                                                                                  2002             2001
                                                                                --------         --------
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     70         $    --
    Additions to real estate owned                                                    --              24
    Treasury stock utilized for MRP                                                   --               7

  Cash paid during the period for:
     Interest                                                                        473             650
     Income taxes                                                                     69              29

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001


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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets at June 30, 2002 amounted to $28.8 million, a $596,000 or 2.11% increase from December 31, 2001's level of $28.2 million. The increase in total assets was centered in a $2.0 million or 39.61% increase in securities classified as available for sale and a $603,000 increase in cash and cash equivalents, partially offset by a $1.4 million or 7.43% decrease in net loans and a $655,000 or 42.95% decrease in securities held to maturity. Total liabilities at June 30, 2002 increased from $25.2 million at December 31, 2001 to $25.5 million. Deposits, which comprise the majority of total liabilities amounted to $24.2 million at June 30, 2002, up from $24.0 million at December 31, 2001 for an increase of $200,000, or 1.0% with increases in all categories of deposits. Total stockholders' equity at June 30, 2002 amounted to $3.3 million as compared to $3.1 million at December 31, 2001. The increase in retained earnings of $96,000 was in addition to a $102,000 increase in accumulated other comprehensive income and a $10,000 increase in treasury stock. At June 30, 2002 the Association was in compliance with all applicable regulatory capital requirements with core and tangible capital of $28 million (10.01% of adjusted total assets) and total risk base capital of $3.0 million (24.12% of risk weighted assets).


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET INCOME. Net income for the three months ended June 30, 2002 amounted to $27,000 as compared to $26,000 for the three months ended June 30, 2001. The $1,000 or .03% increase was due to the combined effects of a $106,000 decrease in total interest expense. These improvements were partially offset by a $54,000 decrease in total interest income and a $24,000 increase in non interest expense. For the six months ended June 30, 2002, net income amounted to $96,000 as compared to $66,000 for the six months ended June 30, 2001 with the $30,000 or 45.4% increase attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $52,000, or 25.9%, from $201,000 for the three months ended June 30, 2001 to $253,000 for the three months ended June 30, 2002. The increase in net interest income was primarily due to a $106,000 decrease in interest expense as compared to the three months ended June 30, 2001, offset by a $54,000 decrease in total interest income. The decrease in interest expense was due to a $97,000 decrease in interest on deposits which reflected the decrease in interest rates during the three months ended June 30, 2002 as compared to the same period in 2001. The decrease in interest income was primarily due to a $70,000 decrease in interest from loans due to the decreases in the loan portfolio. For the six months ended June 30, 2002, net interest income before provision for loan losses amounted to $495,000, up from

$419,000 for the first half of fiscal year 2001 for a increase of $76,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2002, the Company made a $12,000 provision for loan losses as compared to a provision of $15,000 or the same period in 2001. The lower provision in 2002 reflected the level of charge-offs during that period. For the six months ended June 30, 2002 the Company made a $21,000 provision for loan losses as compared to an $21,000 provision for the same period in 2001.

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

NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 2002 amounted to $15,000 as compared to $22,000 for the three months ended June 30, 2001 with the decrease due to a $7,000 decrease in service charges and other non interest income combined. For the six months ended June 30, 2002, non-interest income amounted to $37,000 as compared to $34,000 for the six months ended June 30, 2001 with the increase due to an $11,000 increase in gains on sales of available for sale securities, offset by a $6,000 decrease in service charges and a $2,000 decrease in other non interest income.

NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 2002 totaled $172,000, up from $168,000 for the second quarter of 2001 with the increase primarily due to the combined effects of a $6,000 increase in directors' fees, a $2,000 increase in postage and supplies and a $12,000 increase in miscellaneous expenses. For the six months ended June 30, 2002, non-interest expenses totaled $353,000 which represented a $22,000 increase as compared to the first half of fiscal year 2001. The increase in the first half of fiscal year 2002 was primarily attributable to a $4,000 increase in salaries and employee benefits, an $11,000 increase in directors fees and a $7,000 increase in miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2002 amounted to $37,000, a $23,000 increase from the same period in 2001 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 57.81% and 35.00%. For the six months ended June 30, 2002, income tax expense amounted to $62,000, up from $35,000 for the same period in 2001 with the increase primarily due to the increased level of pre-tax income. The Company's effective tax rates for the first half of fiscal years 2002 and 2001 were 39.24% and 34.65%, respectively.

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

FINANCIAL MODERNIZATION LEGISLATION

On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the

Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act.

The G-L-B Act contained significant revisions to the FHLB System. The G-L-B Act imposed new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deleted the requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expanded the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act made membership in the FHLB voluntary for federal savings associations.

The G-L-B Act contained a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduced the frequency of Community Reinvestment Act examinations for smaller institutions and imposed certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminated the SAIF special reserve and authorized a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On May 21, 2002, the Company held its Annual Meeting of Stockholders for the purpose of electing two directors. The nominees for director were elected. The results of voting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS

                                              FOR               WITHHELD
           Robert E. Hentschel               99,096               0
           Wesley L. Stitt                   99,096               0

ITEM 5.    Other Information
           -----------------

           None.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibits:

           Exhibit 99 - Certification of Chief Executive Officer and Chief
                        Financial Officer

           Reports on Form 8-K:  None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEOPLES BANKCORP, INC.



Date: August 14, 2002              By: /s/ Robert E. Wilson
                                       ----------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)