Form 10QSB
period 2002-09-30
PEOPLES BANKCORP INC
filed 2002-11-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

Yes [X]                        No  [ ]

As of November 12, 2002,  the latest  practicable  date,  133,442  shares of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [ ]                        No  [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 2002 (unaudited) and December 31, 2001............... 3

         Consolidated  Statements  of  Income  for the  Three
         and  Nine  Months  Ended  September  30,  2002 and 2001
         (unaudited).........................................................4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001 (unaudited).......................5

         Notes to Consolidated Financial Statements..........................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................8

Item 3.  Controls and Procedures............................................10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11
Item 2.  Changes in Securities and Use of Proceeds..........................11
Item 3.  Defaults Upon Senior Securities....................................11
Item 4.  Submission of Matters to a Vote of Security Holders................11
Item 5.  Other Information..................................................11
Item 6.  Exhibits and Reports on Form 8-K...................................11

                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                      (In thousands, except per share data)

                                                                                      September 30,     December 31,
                         ASSETS                                                           2002              2001
                                                                                      -------------     -----------
                                                                                                         (Audited)
Cash and Cash Equivalents:
     Cash and due from banks                                                            $   3,018         $   1,403
     Interest-bearing deposits in other banks                                               1,839               645
                                                                                        ---------         ---------
         Total cash and cash equivalents                                                    4,857             2,048

Securities available-for-sale - at fair value                                               5,600             5,034
Securities held-to-maturity (fair value of $867 (unaudited)
    at September 30, 2002 and $1,568 at December 31, 2001)                                    850             1,525
Loans, net of deferred fees                                                                17,274            19,015
         Less allowance for loan losses                                                       180               179
                                                                                        ---------         ---------
                  Net loans                                                                17,094            18,836

Real estate owned                                                                              --                45
Premises and equipment, net                                                                   401               418
Federal Home Loan Bank stock, at cost-required by law                                         184               163
Accrued interest receivable                                                                   132               145
Other assets                                                                                    6                 3
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $  29,124         $  28,217
                                                                                        =========         =========
                  LIABILITIES AND EQUITY
Liabilities:
     Deposits:
     Demand accounts - non-interest bearing                                             $     852         $     735
     Savings and club accounts - interest bearing                                           3,356             3,215
     Time certificates - interest bearing                                                  18,091            18,126
     NOW and money market accounts - interest bearing                                       2,286             1,943
                                                                                        ---------         ---------
                  Total deposits                                                           24,585            24,019
                                                                                        ---------         ---------

Borrowed money                                                                              1,000             1,000
Advance payments by borrowers for property taxes and insurance                                  2                 2
Other liabilities                                                                             164               131
                                                                                        ---------         ---------
                  Total liabilities                                                        25,751            25,152
                                                                                        ---------         ---------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock $.01 par value per share, 500,000 shares authorized,
        no shares issued or outstanding                                                        --                --
     Common stock of $.01 par value, 3,000,000
       shares authorized, 133,442 and 131,979  shares issued and
       outstanding at September 30, 2002 and December 31, 2001                                  1                 1
     Additional paid-in capital                                                             1,030             1,007
     Retained earnings - substantially restricted                                           2,342             2,167
     Accumulated other comprehensive income                                                   123                 3
     Loan to employee stock ownership plan                                                    (75)              (75)
     Common stock in treasury, at cost (2,881 shares at September 30, 2002 and
            2,411 shares at December 31, 2001)                                                (48)              (38)
                                                                                        ---------         ---------
                  Total stockholders' equity                                                3,373         $   3,065
                                                                                        ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  29,124         $  28,217
                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (In thousands, except per share data)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                     ---------------------        ----------------------
                                                      2002           2001          2002            2001
                                                     -------        ------        ------          ------
Interest income:
  Loans                                              $  338         $  393        $1,041         $1,226
  Securities                                            106            112           357            329
  Other short-term investments                           12              8            26             39
                                                     ------         ------        ------         ------
         Total interest income                          456            513         1,424          1,594
                                                     ------         ------        ------         ------
Interest expense:
  Deposits                                              198            302           654            929
  Borrowings                                              8             10            25             45
                                                     ------         ------        ------         ------
         Total interest expense                         206            312           679            974
                                                     ------         ------        ------         ------
         Net interest income                            250            201           745            620

Provision for loan losses                                 1             24            22             45
                                                     ------         ------        ------         ------

         Net interest income after provision
              for loan losses                           249            177           723            575
                                                     ------         ------        ------         ------

Non-interest income:
  Gain on sale of available for sale securities          27             --            38             --
  Service charges                                         6              6            19             25
  Other                                                   7              7            20             22
                                                     ------         ------        ------         ------
         Total non-interest income                       40             13            77             47
                                                     ------         ------        ------         ------
Non-interest expense:
  Salaries and employee benefits                         91             80           262            247
  Director fees                                          18             13            59             43
  Building, occupancy and equipment                      16             17            48             49
  Data processing                                        12              9            34             28
  Postage and supplies                                    6              6            20             23
  Deposit insurance premium                               1              1             3              3
  Insurance                                               3              3             9              9
  Other                                                  23             28            88             86
                                                     ------         ------        ------         ------
         Total non-interest expense                     170            157           523            488
                                                     ------         ------        ------         ------
         Income before income tax expense               119             33           277            134

Income tax expense                                       40              8           102             43
                                                     ------         ------        ------         ------
         Net income                                  $   79         $   25        $  175         $   91
                                                     ======         ======        ======         ======
Earnings per share
  Basic                                              $  .63         $  .19        $  1.40        $  .69
  Diluted                                            $  .60         $  .18        $  1.34        $  .68
  Weighted average shares outstanding                   132            132            131           132

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2002             2001
                                                                                --------         -------
Cash flows from operating activities:
  Net income                                                                    $    175         $    91
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    17              19
     Decrease in accrued interest receivable                                          13              12
     Provision for loan losses                                                        22              45
     Net amortization (accretion) of premium/discounts                                (7)             (9)
     Increase in other liabilities                                                    40              42
     Increase in other assets                                                         (3)            (18)
                                                                                --------         -------
         Net cash provided by operating activities                                   257             182
                                                                                --------         -------

Cash flows from investing activities:
  Net (increase) decrease in loans                                                 1,652           1,018
  Purchases of securities available-for-sale                                      (3,250)         (3,996)
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                               2,831             804
  Purchases of securities held-to-maturity                                          (600)             --
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                 1,255           1,151
  Purchase of FHLB stock                                                             (21)             (7)
  Purchase of fixed assets                                                            --              --
  Sale of foreclosed real estate                                                     113              --
                                                                                --------         -------
         Net cash provided (used) by investing activities                          1,980          (1,030)
                                                                                --------         -------

Cash flows from financing activities:
  Increase in deposits                                                               566             583
  Borrowings from FHLB                                                                --           3,200
  Repayments to FHLB                                                                  --          (2,700)
  Decrease in advance payments and borrowers for
     property taxes and insurance                                                     --              --
  Cash dividends paid on common stock                                                 --              --
  Payments to acquire treasury stock                                                 (10)             --
  Issuance of common stock upon exercise of options                                   16              --
                                                                                --------         -------
         Net cash provided by financing activities                                   572           1,083

Net increase in cash and cash equivalents                                          2,809             235
Cash and cash equivalents at beginning of period                                   2,048             809
                                                                                --------         -------
Cash and cash equivalents at end of period                                      $  4,857         $ 1,044
                                                                                ========         =======

                                                                                              (continued)

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2002             2001
                                                                                --------         -------
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
    Loans transferred to real estate owned through foreclosure                   $   70            $   --
    Additions to real estate owned                                                   --                24
    Treasury stock utilized for MRP                                                  --                 7

  Cash paid during the period for:
     Interest                                                                       679               974
     Income taxes                                                                    85                44
                                                                                 ======            ======

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine months ended September 30, 2002 and 2001


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets at September 30, 2002 amounted to $29.1 million, a $907,000 or 3.21% increase from December 31, 2001's level of $28.2 million. The increase in total assets was centered in a $2.8 million or 137.16% increase in in cash and cash equivalents, partially offset by a $1.7 million or 9.25% decrease in net loans and a $675,000 or 44.26% decrease in securities held to maturity. Total liabilities at September 30, 2002 increased from $25.1 million at December 31, 2001 to $25.8 million. Deposits, which comprise the majority of total liabilities, amounted to $24.6 million at September 30, 2002, up from $24.0 million at December 31, 2001 for an increase of $566,000, or 2.36% with increases in all categories of deposits other than time certificates. Total stockholders' equity at September 30, 2002 amounted to $3.4 million as compared to $3.1 million at December 31, 2001. The increase in retained earnings of $175,000 was in addition to a $120,000 increase in accumulated other comprehensive income and a $23,000 increase in paid-in capital. At September 30, 2002 the Association was in compliance with all applicable regulatory capital requirements with core and tangible capital of $2.9 million (10.2% of adjusted total assets) and total risk based capital of $3.1 million (24.63% of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME. Net income for the three months ended September 30, 2002 amounted to $79,000 as compared to $25,000 for the three months ended September 30, 2001. The $54,000 or 216% increase was due to the combined effects of a $106,000 decrease in total interest expense, a $27,000 increase in non-interest income and a $23,000 decrease in the provision for loan losses. These improvements were partially offset by a $32,000 increase in income tax expense and a $13,000 increase in non-interest expense. For the nine months ended September 30, 2002, net income amounted to $175,000 as compared to $91,000 for the nine months ended September 30, 2001 with the $84,000 or 92.31% increase attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $49,000, or 24.38%, from $201,000 for the three months ended September 30, 2001 to $250,000 for the three months ended September 30, 2002. The increase in net interest income was primarily due to a $106,000 decrease in interest expense as compared to the three months ended September 30, 2001, offset by a $57,000 decrease in total interest income. The decrease in interest expense was due to a $104,000 decrease in interest on deposits which reflected the decrease in interest rates during the three months ended September 30, 2002 as compared to the same period in 2001. The decrease in interest income was primarily due to a $55,000 decrease in interest from loans due to the decreases in the loan portfolio. For the nine months ended September 30, 2002, net interest income before provision for loan losses amounted to $745,000 up from $620,000 for the first three quarters of fiscal year 2001 for an increase of $125,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended September 30, 2002, the Company made a $1,000 provision for loan losses as compared to a provision of $24,000 or the same period in 2001. The lower provision in 2002 reflected the level of charge-offs during that period. For the nine months ended September 30, 2002 the Company made a $22,000 provision for loan losses as compared to an $45,000 provision for the same period in 2001.

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

NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 2002 amounted to $40,000 as compared to $13,000 for the three months ended September 30, 2001 with the increase due to a $27,000 gain on sale of available for sale securities. No securities sales occurred during the same period in 2001. For the nine months ended September 30, 2002, non-interest income amounted to $77,000 as compared to $47,000 for the nine months ended September 30, 2001 with the increase due to a $38,000 increase in gains on sales of available for sale securities, offset by a $6,000 decrease in service charges and a $2,000 decrease in other non interest income.

NON-INTEREST EXPENSES. Non-interest expenses for the third quarter of 2002 totaled $170,000, up from $157,000 for the third quarter of 2001 with the increase primarily due to the combined effects of a $11,000 increase in salaries and employee benefits and a $5,000 increase in directors' fees. For the nine months ended September 30, 2002, non-interest expenses totaled $523,000 which represented a $35,000 increase as compared to the first three quarters of fiscal year 2001. The increase in the first three quarters of fiscal year 2002 was primarily attributable to a $15,000 increase in salaries and employee benefits, a $16,000 increase in directors fees and a $6,000 increase in data processing.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2002 amounted to $40,000, a $32,000 increase from the same period in 2001 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were 33.61% and 24.24%. For the nine months ended September 30, 2002, income tax expense amounted to $102,000, up from $43,000 for the same period in 2001 with the increase primarily due to the increased level of pre-tax income. The Company's effective tax rates for the first three quarters of fiscal years 2002 and 2001 were 36.82% and 32.08%, respectively.

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

ITEM 3            CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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


                                        PEOPLES BANKCORP, INC.



Date: November 14, 2002            By: /s/  Robert E. Wilson
                                       ----------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)

                                  Certification

I, Robert E. Wilson, President and Chief Executive Officer and Chief Financial Officer of Peoples Bankcorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peoples Bankcorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                /s/ Robert E. Wilson
                                -----------------------------------------------
                                Robert E. Wilson
                                President and Chief Executive Officer and Chief Financial Officer