Form 10KSB
period 2002-12-31
PEOPLES BANKCORP INC
filed 2003-03-31
CIK 1070243

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            _______________________
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-25217

                             PEOPLES BANKCORP, INC.
           ---------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

           NEW YORK                                              16-1560886
----------------------------------------                    --------------------
 (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                            Identification no.)

825 STATE STREET, OGDENSBURG, NEW YORK                              13669
----------------------------------------                    --------------------
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
                     ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X    No
                                                     ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the fiscal year ended December 31, 2002: $1,955,000.

As of March 1, 2003, the aggregate market value of the 73,244 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $1,538,000 based on the closing sales price of $21.00 per share of the registrant's Common Stock on March 1, 2003 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, the Company's Employee Stock Ownership Plan, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 1, 2003: 133,442

Transitional Small Business Disclosure Format   Yes              No    X
                                                    --------        ------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     THE COMPANY. Peoples Bankcorp, Inc. (the "Company"), a New York corporation, was organized at the direction of the Board of Directors of Ogdensburg Federal Savings and Loan Association ("Ogdensburg Federal" or the "Association") in September 1998 to acquire all of the capital stock to be issued by the Association in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 28, 1998, with the Company issuing 134,390 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Association issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Association, cash and investment securities and a note receivable from the Association's Employee Stock Ownership Plan ("ESOP"). Because substantially all of the Company's operations consist of the operations of the Association, this Form 10-KSB is largely a discussion of the Association's operations. At December 31, 2002, the Company had total assets of $28.8 million, deposits of $24.4 million, net loans receivable of $16.7 million and stockholders' equity of $3.2 million.

     OGDENSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION. The Association is a federal stock savings and loan association operating through one office in Ogdensburg, New York. Ogdensburg Federal was founded in 1888 as a federally chartered institution and a member of the Federal Home Loan Bank ("FHLB") System. The Association's principal business consists of attracting deposits from the public and originating residential mortgage loans. The Association also offers various types of consumer loans and a limited number of commercial real estate and commercial business loans. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

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

     At December 31, 2002, the Association's gross loans totaled $17.1 million of which $12.0 million were mortgage loans secured by one-to four-family residences. The Association originates both fixed rate mortgage and ARM loans. Generally, all of the consumer loans the Association originates have fixed rates, with the exception of home equity lines of credit.

     The following table sets forth information concerning the types of loans held by the Association at the dates indicated. Other than as disclosed below, there were no concentrations of loans which exceeded 10% of total loans at December 31, 2002.

                                                                                  AT DECEMBER 31,
                                                            -----------------------------------------------------
                                                                    2002                             2001
                                                            --------------------            ---------------------
                                                            AMOUNT           %              AMOUNT            %
                                                            ------         -----            ------          -----
                                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential........................  $   11,958     70.15%           $  12,332       64.93%
   Commercial.............................................         508      2.98                  517        2.72
   Construction...........................................         329      1.93                  266        1.40

Other loans:
   Automobile.............................................       1,746     10.23                3,093       16.28
   Home equity............................................         901      5.29                1,042        5.48
   Passbook...............................................         149      0.87                  164        0.86
   Commercial.............................................         688      4.03                  674        3.54
   Other consumer.........................................         769      4.52                  904        4.79
                                                            ----------     -----            ---------       -----
                                                                17,048    100.00%              18,992      100.00%
                                                                          ======                           ======
Less:
   Deferred fees..........................................         (22)                           (23)
   Allowance for loan losses..............................         380                            179
                                                            ----------                      ---------
      Total...............................................  $   16,690                      $  18,836
                                                            ==========                      =========

     The following table sets forth certain information regarding the dollar amount of loans maturing in the Association's loan portfolio based on their contractual terms to maturity and/or repricing period. Included within the "Due Within One Year" column are approximately $4.4 million in one year adjustable rate mortgages.

                                                          DUE AFTER
                                   DUE WITHIN             1 THROUGH             DUE AFTER
                                 ONE YEAR AFTER         5 YEARS AFTER         5 YEARS AFTER
                                DECEMBER 31, 2002     DECEMBER 31, 2002     DECEMBER 31, 2002        TOTAL
                                -----------------     -----------------     -----------------        -----
                                                                    (IN THOUSANDS)
Real estate loans:
  One- to four-family............   $  4,419              $     363          $     7,176           $  11,958
  Commercial.....................         20                    285                   23                 508
  Construction...................         --                     --                  329                 329
Automobile and other.............        139                  2,095                  281               2,515
Home equity......................        901                     --                   --                 901
Passbook.........................         99                     50                   --                 149
Commercial.......................        688                     --                   --                 688
                                    --------              ---------          -----------           ---------
     Total.......................   $  6,446              $   2,793          $     7,809           $  17,048
                                    ========              =========          ===========           =========

     The next table shows at December 31, 2002, the dollar amount of all the Association's loans due after one year from December 31, 2002 which have fixed interest rates and have floating or adjustable interest rates.

                                                              PREDETERMINED                 FLOATING OR
                                                                  RATES                  ADJUSTABLE RATES
                                                              -------------              ----------------
                                                                          (IN THOUSANDS)
         Real Estate:
            One- to four-family residential.................   $     7,480                  $      59
            Commercial......................................           308                         --
            Construction....................................           329                         --
         Automobile and other...............................         2,376                         --
         Home equity........................................            --                         --
         Passbook...........................................            50                         --
         Commercial.........................................            --
                                                               -----------                  ---------
            Total...........................................   $    10,543                  $      59
                                                               ===========                  =========

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

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, higher interest rates may adversely affect the marketability of the underlying collateral. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2002, approximately 37% of the one- to four-family residential loans the Association held had adjustable rates of interest.

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

     COMMERCIAL REAL ESTATE LOANS. The Association offers limited commercial real estate loans secured by small apartment buildings, office buildings, and other commercial properties. Loan amounts do not exceed 75% of the appraised value of the property. At December 31, 2002, the Association's largest commercial real estate loan had a balance of $255,000 and was secured by an office building.

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

     COMMERCIAL BUSINESS LOANS. The Association engages in a limited amount of commercial business lending to benefit from the higher fees and interest rates and the shorter term to maturity. The Association's commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower. The Association's largest commercial business loan at December 31, 2002 had a balance of $488,000 and was made to a local auto dealer.

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

     CONSUMER LOANS. The Association offers various types of consumer loans in order to provide a wider range of financial services to its customers. Consumer loans totaled $4.3 million, or 24.9%, of its total loans at December 31, 2002. The Association's consumer loans consist of automobile, home equity lines of credit, passbook, personal unsecured loans, boat loans, home improvement loans and equipment loans. Home equity lines of credit have a maximum draw period of ten years with a maximum term of 20 years. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

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

     LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2002, commitments to cover originations of mortgage loans were $163,200. The Association's believes that virtually all of its commitments will be funded.

     LOANS TO ONE BORROWER. The maximum amount of loans which the Association may make to any one borrower may not exceed the greater of $500,000, or 15%, of its unimpaired capital and unimpaired surplus. The Association may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Association's maximum loan-to-one borrower limit was $500,000 at December 31, 2002. At December 31, 2002, the Association's largest loan concentration outstanding had a balance of $488,000.

NONPERFORMING AND PROBLEM ASSETS

     LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If after 30 days payment is still delinquent, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2002, the Association's loans past due between 30 and 89 days totaled $433,000.

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

     NONPERFORMING ASSETS. At December 31, 2002, the Association had no loans on nonaccrual status and no real estate owned.

     During the year ended December 31, 2002, the Association would have recorded additional interest income of approximately $1,000 on nonaccrual loans if such loans had been current throughout the period. At December 31, 2002, the Association did not have any loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Association to have serious concerns as to the ability of these borrowers to comply with its current loan terms.

     CLASSIFIED ASSETS. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings associations such as the Association's are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

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

     At December 31, 2002, none of the  Association's  assets were classified as
special  mention,  $288,000  were  classified  as  substandard,   $200,000  were
classified as doubtful and no loans were classified as loss.

     FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2002, the Association had no real estate acquired through foreclosure.

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

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2002               2001
                                                                       --------           --------
                                                                             (IN THOUSANDS)
Balance at beginning of period.......................................  $     179          $     176

Loans charged off:
   Real estate mortgage:
      One- to four-family residential................................         12                 --
      Commercial.....................................................         --                 --
      Construction...................................................         --                 --
   Automobile........................................................         18                 56
   Home equity.......................................................         --                 --
   Passbook..........................................................         --                 --
   Commercial........................................................         --                 --
   Other.............................................................         --                  8
                                                                       ---------          ---------
Total charge-offs....................................................         30                 64
                                                                       ---------          ---------

Recoveries:
   Real estate mortgage:
      One- to four-family residential................................         --                 --
      Commercial.....................................................         --                 --
      Construction...................................................         --                 --
   Automobile........................................................          5                  5
   Home equity.......................................................         --                 --
   Passbook..........................................................         --                 --
   Commercial........................................................         --                 --
   Other.............................................................         --                  1
                                                                       ---------          ---------
Total recoveries.....................................................          5                  6
                                                                       ---------          ---------

Net loans charged off................................................         25                 58
                                                                       ---------          ---------

Provision for loan losses............................................        226                 61
                                                                       ---------          ---------
Balance at end of period.............................................  $     380          $     179
                                                                       =========          =========

Ratio of net charge-offs to average
   loans outstanding during the period...............................       0.15%               0.23%
                                                                       =========          ==========

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Association's use of the allowance to absorb losses in other loan categories.

                                                                         AT DECEMBER 31,
                                                     -------------------------------------------------------
                                                             2002                          2001
                                                     --------------------------   --------------------------
                                                                     PERCENT OF                   PERCENT OF
                                                                      LOANS IN                      LOANS IN
                                                                    CATEGORY TO                  CATEGORY TO
                                                     AMOUNT         TOTAL LOANS   AMOUNT         TOTAL LOANS
                                                     ------         -----------   ------         -----------
                                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family residential.................  $    23           70.27%     $    25             64.93%
   Commercial......................................       10            2.88           10              2.72
   Construction....................................        3            1.93            1              1.40
Automobile.........................................       34           10.23           86             16.28
Home equity........................................        9            5.27           11              5.48
Passbook...........................................       --            0.87           --              0.86
Commercial.........................................      279            4.03           19              3.54
Other..............................................       22            4.52           27              4.79
                                                     -------           -----      -------             -----
     Total allowance for loan losses...............  $   380          100.00%     $   179            100.00%
                                                     =======          ======      =======            ======

INVESTMENT ACTIVITIES

     SECURITIES. The Association is required under federal regulations to maintain liquid assets in an amount consistent with its safe and sound operation. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Association's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Association's projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2002, the Association's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities,
(v) bankers' acceptances, (vi) time certificates, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. See " -- Mortgage-Backed Securities." The board of directors may authorize additional investments.

     The  Association's   securities  at  December  31,  2002  did  not  contain
securities of any issuer with an aggregate book value in excess of 10% of its equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE-BACKED SECURITIES. To supplement lending activities, the Association has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. The Association's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. The Association's mortgage-backed securities portfolio at December 31, 2002 included one GNMA securities classified as "Held to Maturity" and five GNMA securities classified as available for sale.

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

     The following table sets forth the carrying value of the Association's investment securities and mortgage-backed portfolio at the dates indicated.

                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2002               2001
                                                                       --------           --------
                                                                           (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   Mortgage-backed securities - GNMA.................................  $   3,767          $   5,034
   U.S. government securities........................................      2,284                 --

Securities held to maturity :
   U.S. Government securities........................................        850              1,500
   Mortgage-backed securities - GNMA.................................         15                 25
                                                                       ---------          ---------
      Total investments..............................................  $   6,916          $   6,559
                                                                       =========          =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment portfolio at December 31, 2002.

                                 ONE YEAR OR LESS     ONE TO FIVE YEARS     FIVE TO TEN YEARS
                                -------------------  --------------------   ------------------    -
                                         WEIGHTED                WEIGHTED            WEIGHTED
                                BOOK     AVERAGE     BOOK        AVERAGE    BOOK      AVERAGE
                                VALUE      YIELD     VALUE         YIELD    VALUE      YIELD
                                -----    --------    -----       --------   -----    --------
                                                   (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and
     agency securities......  $     --     -- %     $      --       -- %    $   250      6.18%
   Mortgage-backed
     securities - GNMA......        --     --              --       --           --        --
                              --------              ---------               -------
      Total.................  $     --              $      --               $   250
                              ========              =========               =======

Securities held-to-maturity:
   U.S. Government and
      agency securities.....  $     --     -- %     $     250      8.2%     $    --        -- %

   Mortgage-backed--
      securities - GNMA.....        --     --              --       --           15     11.00
                              --------              ---------               -------
      Total.................  $     --              $     250               $    15
                              ========              =========               =======


                                 MORE THAN TEN YEARS    TOTAL INVESTMENT PORTFOLIO
                                 -------------------    ---------------------------
                                           WEIGHTED                       WEIGHTED
                                 BOOK       AVERAGE     BOOK      MARKET   AVERAGE
                                 VALUE       YIELD      VALUE     VALUE     YIELD
                                 -----      --------    -----     ------  --------
                                             (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and
     agency securities......      $  2,000    6.27%   $ 2,250    $ 2,284    6.26%
   Mortgage-backed
     securities - GNMA......         3,646    7.04      3,646      3,767    7.04
                                  --------            -------    -------
      Total.................      $  5,646            $ 5,896    $ 6,051
                                  ========            =======    =======

Securities held-to-maturity:
   U.S. Government and
      agency securities.....      $    600    7.02%   $   850    $   859    7.4%

   Mortgage-backed--
      securities - GNMA.....            --     --          15         18   11.0%
                                  --------            -------    -------
      Total.................      $    600            $   865    $   877
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

     At December 31, 2002, time certificates in amounts of $100,000 or more constituted $3.9 million, or 16%, of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers.

     At December 31, 2002, the Association's deposits were represented by the various types of savings programs described below.

INTEREST       MINIMUM                                                    MINIMUM      BALANCES IN  PERCENTAGE OF
RATE(1)          TERM                     CATEGORY                         AMOUNT       THOUSANDS   TOTAL DEPOSITS
--------       -------                    --------                        --------     -----------  --------------
    --    %         --              Demand accounts                       $     100     $    801         3.28%
1.50 - 3.00         --              Savings and club accounts                   100        3,148        12.89
1.00 - 2.00         --              NOW and money market accounts         100 to 2,500     2,553        10.46

                                    TIME CERTIFICATES
                                    -----------------

1.00 - 2.00    6 months             Fixed-term, fixed-rate                    1,000        2,480        10.16
2.00 - 3.00    12 months-60         Fixed-term, fixed-rate                    1,000       15,434        63.21
               months                                                                   --------       ------
                                                                                        $ 24,416       100.00%
                                                                                        ========       ======

     The  following  table  sets  forth  the  Association's   time  certificates
classified by interest rate at the dates indicated.

                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2002               2001
                                                                       --------           --------
                                                                              (IN THOUSANDS)
              1.00 - 1.99%...........................................  $     432          $      --
              2.00 - 2.99%...........................................  $   8,640                 --
              3.00 - 3.99%...........................................      6,577                 --
              4.00 - 4.99%...........................................        365              5,051
              5.00 - 5.99%...........................................        866             10,449
              6.00 - 6.99%...........................................      1,034              2,626
                                                                       ---------          ---------
                                                                       $  17,914          $  18,126
                                                                       =========          =========

     The  following   table  sets  forth  the  amount  and   maturities  of  the
Association's time certificates at December 31, 2002.

                                                    AMOUNT DUE
                           ------------------------------------------------------------
                           LESS THAN                              AFTER
                           ONE YEAR     1-2 YEARS    2-3 YEARS    3 YEARS         TOTAL
                           ----------   ---------    ---------    -------         -----
                                             (In thousands)
                           $  14,451    $   3,184    $     167    $     112     $ 17,914
                           =========    =========    =========    =========     ========

     The following table indicates the amount of the Association's time certificates of $100,000 or more by original maturity as of December 31, 2002.

                                                    CERTIFICATES
       ORIGINAL MATURITY                              OF DEPOSIT
       -----------------                            --------------
                                                    (IN THOUSANDS)

       Three months or less.......................  $       369
       Over three through six months..............          241
       Over six through 12 months.................        1,635
       Over 12 months.............................        1,652
                                                    -----------
             Total................................  $     3,897
                                                    ===========

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of New York to supplement the Association's supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Association's stock in the FHLB of New York, a portion of its first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2002, the Association had $1,000,000 in short term borrowings with the FHLB of New York.

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

PERSONNEL

     At December 31, 2002, the Association had six full-time and no part-time employees. None of the Association's employees are represented by a collective bargaining group. The Association believes that its relationship with its employees is good.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley ("G-L-B") Act was signed into law which could have a far-reaching impact of the financial services industry. The G-L-B Act authorized affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibited future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 1999.

     The G-L-B Act imposed new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibited disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directed the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

     The G-L-B Act contained significant revisions to the FHLB System. The G-L-B Act imposed new capital requirements on the FHLBs and authorized them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deleted the requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expanded the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act made membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its and the Association's operations and competitive environment at this time. Although the G-L-B Act reduced the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At December 31, 2002, Ogdensburg Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 2002, the Association had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of December 31, 2002, the Association's risk-weighted assets were approximately $12 million.

     The table below presents the Association's capital position relative to its various regulatory capital requirements at December 31, 2002.

                                                                                      PERCENT OF
                                                                          AMOUNT      ASSETS (1)
                                                                          ------      ----------
                                                                         (DOLLARS IN THOUSANDS)
         Tangible capital..............................................  $   2,805          9.9%
         Tangible capital requirement..................................        424          1.5
                                                                         ---------        -----
         Excess........................................................  $   2,281          8.4%
                                                                         =========         ====

         Core capital..................................................  $   2,805          9.9%
         Core capital requirement......................................      1,130          4.0
                                                                         ---------        -----
         Excess........................................................  $   1,675          5.9%
                                                                         =========        =====

         Total capital (i.e., core and supplementary capital)..........  $   2,957         24.4%
         Risk-based capital requirement................................        970          8.0
                                                                         ---------        -----
         Excess........................................................  $   1,987         16.4%
                                                                         =========        =====

______________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

         The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     Adequately                                   Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        -----------------
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

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet he QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment unless it is permissible for a national bank and a savings association.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At December 31, 2002, approximately 86% of the Association's assets were invested in Qualified Thrift Investments.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Association is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of New York, whichever is greater. The Association was in compliance with this requirement with an investment in the FHLB of New York stock at December 31, 2002, of $183,600. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. As of December 31, 2002, the Association had $1,000,000 on in short term borrowings from the FHLB of New York. See "Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution is not required to maintain reserves on the first
$6.0 million of transaction accounts but must maintain average daily reserves equal to 3% on transaction account balances over $6.0 million and up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 2002, the Association met its reserve requirements.

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

     Earnings appropriated to the Association's bad debt reserve and claimed as a tax deduction including the Association's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Association includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at December 31, 2002 included approximately $426,000 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

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

STATE TAXATION

     The Company reports income on a combined basis to New York State. The Company is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 8.0% of the Company's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Company's assets and on the ratio of its net worth to the value of its assets) of the value of the Company's assets allocable to New York State with certain modifications, (ii) 3% of the Company's "Alternative Entire Net Income" allocable to New York State, or (iii) $250.00.

     For purposes of the New York State tax on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income," subject to certain further modifications.

EXECUTIVE OFFICERS

     At December 31, 2002, the executive officers of the Company were as follows:

NAME                       AGE        POSITION
----                       ---        --------

Robert E. Wilson           65         President and Chief Executive Officer
Todd R. Mashaw             39         Vice President, Secretary/ Treasurer


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

                                                            BOOK VALUE AT                          DEPOSITS AT
                            YEAR          OWNED OR           DECEMBER 31,      APPROXIMATE         DECEMBER 31,
                           OPENED          LEASED              2002 (1)       SQUARE FOOTAGE           2002
                           ------         ---------         -------------     --------------       ------------
                                                       (DOLLARS IN THOUSANDS)
MAIN OFFICE:                1987            Owned                 $371              2,800            $24,416
825 State Street
Ogdensburg, NY 13669

-------------
(1)      Cost less accumulated depreciation and amortization.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2002.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "PBKO" There are currently 133,442 shares of the Common Stock outstanding. The number of registered holders of Common Stock on December 31, 2002 was 126. Trading in the Common Stock commenced on December 28, 1998. The high and low bid prices for the Common Stock and dividends declared for each quarter of 2001 and 2002 are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  QUARTER                                       HIGH            LOW     DIVIDENDS DECLARED
                  -------                                       ----            ---     ------------------
                  March 31, 2001                                14.75           14.00          --
                  June 30, 2001                                 17.25           14.75          --
                  September 30, 2001                            18.00           17.25          --
                  December 31, 2001                             20.00           18.00       $0.05

                  March 31, 2002                                20.00           20.00          --
                  June 30, 2002                                 21.00           20.00          --
                  September 30, 2002                            21.00           21.00          --
                  December 31, 2002                             21.00           21.00       $0.075

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

     The Company's primary method of managing interest rate is to emphasize the origination of ARM loans. The Company's ARM loans provide that the interest rate will adjust every year. The terms of these loans generally limit the amount of any rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made. At December 31, 2002, approximately 39% of its mortgage loan portfolio had adjustable rates. The Company also purchases investment securities with relatively short maturities, normally three years or less. At December 31, 2002, approximately 45% of its investment portfolio had a maturity of five years or less. The Company also seeks to cushion itself against interest rate fluctuations by preserving a loyal depositor base whose accounts are less likely to switch to institutions that may be offering higher rates. The Company monitors its deposit rates on a weekly basis to ensure that it remains competitive.

     QUANTITATIVE DISCLOSURE. In recent years, the Company has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and the rates at which deposits will be withdrawn by depositors over time formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Company's NPV at December 31, 2002, as calculated by the OTS, which is based upon quarterly information that it voluntarily provided to the OTS.

                                                                                      NPV AS % OF
                                    NET PORTFOLIO VALUE                         PORTFOLIO VALUE OF ASSETS
      CHANGE             ---------------------------------------           -----------------------------------
      IN RATES           $ AMOUNT        $ CHANGE       % CHANGE           NPV RATIO        BASIS POINT CHANGE
      --------           --------        --------       --------           ---------        ------------------
                                   (DOLLARS IN THOUSANDS)

    + 300  bp            $2,572         $(1,743)         (40)%               9.18%            (513) bp
    + 200  bp             3,227          (1,088)         (25)               11.20             (311) bp
    + 100  bp             3,835            (480)         (11)               12.98             (133) bp
        0  bp             4,315                                             14.31
    - 100  bp             4,783             468           11                15.55              124  bp
    - 200  bp                                                                                       bp
    - 300  bp                                                                                       bp

     The board of directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 2002, the Company's interest rate sensitivity was within the policy established by the board.

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

                                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                            2002                                      2001
                                               ---------------------------------       -------------------------------------
                                                                         AVERAGE                                   AVERAGE
                                               AVERAGE                   YIELD/        AVERAGE                      YIELD/
                                               BALANCE      INTEREST      COST         BALANCE       INTEREST        COST
                                               -------      --------     -------       -------       --------      ---------
                                                                             (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
   Loans (1)................................   $ 17,763     $   1,368     7.70%        $   19,674    $   1,606      8.16%
   Securities (2)...........................      6,659           456     6.85              5,851          432      7.38
   Other short-term investments.............      1,366            50     3.70              1,588           56      3.52
                                               --------     ---------                  ----------    ---------
      Total interest-earning assets.........     25,788         1,874     7.27             27,113        2,094      7.72
Non-interest-earning assets.................      2,705                                       626
                                               --------                                ----------
      Total assets..........................   $ 28,493                                $   27,739
                                               ========                                ==========
Interest-bearing liabilities:
   Savings and club accounts................   $  3,182     $      50     1.57         $    3,073    $      77      2.51
   Time certificates........................     18,020           749     4.16             18,101        1,080      6.00
   NOW accounts and money market accounts...      2,248            33     1.47              1,935           40      2.07
Borrowings..................................      1,000            34     3.40                750           52      6.93
                                               --------     ---------                  ----------    ---------
     Total interest-bearing liabilities.....     24,450           866     3.54             23,859        1,249      5.23
Non-interest-bearing liabilities............        896                                       884
                                               --------                                ----------
     Total liabilities......................     25,346                                    24,743
Total equity................................      3,147                                     2,996
                                               --------                                ----------
     Total liabilities and equity...........   $ 28,493                                $   27,739
                                               ========                                ==========

Net interest income.........................                $   1,008                                $     845
                                                            =========                                =========
Net interest rate spread....................                              3.73%                                     2.49%
                                                                         =====                                     =====
Net yield on interest-earning assets........                              3.91%                                     3.12%
                                                                         =====                                     =====
Average interest-earning assets
   to average interest-bearing liabilities..                              1.05%                                     1.14x
                                                                         =====                                     =====

_______________
(1) Non-accrual loans are included in average balances, less allowance for loan losses and deferred fees.
(2)  Securities are included at amortized  cost,  with net  unrealized  gains or losses on securities available-for-sale included as a component of non-earning assets.

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

                                                           YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------
                                2002            VS.          2001        2001          VS.           2000
                               -----------------------------------     -----------------------------------
                                          INCREASE (DECREASE)                   INCREASE (DECREASE)
                                               DUE TO                                DUE TO
                               -----------------------------------     -----------------------------------
                                VOLUME         RATE         TOTAL       VOLUME         RATE        TOTAL
                                ------         ----         -----       ------         ----        -----
                                                              (IN THOUSANDS)
Interest income:
  Loans......................  $   (156)     $    (82)     $  (238)    $   (81)      $    (10)    $    (91)
  Securities.................        60           (36)          24          91             55          146
  Other short-term
      investments............        (7)            1           (6)         24            (35)         (11)
                               --------      --------      -------     -------       --------     --------
      Total interest-earning
          assets.............      (103)         (117)        (220)         34             10           44
                               --------      --------      -------     -------       --------     --------
Interest expense:
  Savings and club accounts..         2           (29)         (27)          2             (8)          (6)
  Time certificates..........        (4)         (327)        (331)         18             48           66
  NOW and money market
    accounts.................         7           (14)          (7)          6              5           11
  Borrowings.................        17           (35)         (18)          8              2           10
                               --------      --------      -------     -------       --------     --------
      Total interest-bearing
          liabilities........        22          (405)        (383)         34             47           81
                               --------      --------      -------     -------       --------     --------
Change in net interest
    income...................  $   (125)     $    288      $   163     $    --       $    (37)    $    (37)
                               ========      ========      =======     =======       ========     ========

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,  2002 AND DECEMBER 31, 2001

     Total assets increased by $600,000, or 2.1%, from $28.2 million at December 31, 2001 to $28.8 million at December 31, 2002. The increase in assets for the period was attributable to the growth in the Company's investment portfolio of $400,000, or 6.1%, which was the result of various investment securities purchases. The growth was mainly funded by loan payments and payoffs. Total liabilities increased by $400,000, or 1.6%, from $25.1 million at December 31, 2001 to $25.5 million at December 31, 2002. At December 31, 2002, total deposits amounted to $24.4 million, an increase of $400,000, or 1.7%, from December 31, 2001's level of $24.0 million. The deposit growth consisted primarily of NOW and Money Market accounts.

     Total equity increased by $163,000, or 5.3%, due mainly to retained earnings from the period. At December 31, 2002, the Company was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.8 million (9.9% of adjusted total assets) and total risk-based capital of $3.0 million (24.4%of risk-weighted assets).

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2002 AND
2001

     NET INCOME. Net income decreased $89,000, or 64.5% from $138,000 for the fiscal year ended December 31, 2001 to $49,000 for the fiscal year ended
December 31, 2002. The primary reasons for the decrease were an increase in non-interest expense and increase in provision for loan losses partially offset by a decrease in interest expense.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased from $845,000 for fiscal year 2001 to $1,008,000 for fiscal year 2002. The $163,000, or 19.3%, increase was due to a decrease in interest expense offset by a decrease in interest income. Interest income from loans totaled $1.4 million for the year ended December 31, 2002 as compared to $1.6 million for the year ended December 31, 2001 for a decrease of $200,000 or 12.5%. During the year ended December 31, 2002, the average balance of the loan portfolio decreased by $1.9 million or 9.6% to $17.8 million for 2002 as compared to $19.7 million for 2001. The average yield decreased by 46 basis points from 8.16% in 2001 to 7.70% in 2002. During the year ended December 31, 2002, the average balance of the securities portfolio increased by $800,000 or 13.6% to $6.7 million. The average yield on the securities portfolio dropped by 53 basis points from 7.38% in 2001 to 6.85% in 2002.

     Due to slower loan demand, the Company purchased additional investments in 2002. Interest income from the Company's securities portfolio increased by $24,000, or 5.6% from $432,000 for the year ended December 31, 2001 to $456,000 for the year ended December 31, 2002, with the increase primarily attributable to the increase in the average balance of the portfolio. Interest income from short-term investments amounted to $50,000 in 2002, down from $56,000 for the year ended December 31, 2001 with the $6,000 decrease attributable to a decrease in holdings of investments in this type.

     Total interest expense amounted to $900,000 in the year ended December 31, 2002, a decrease of $300,000 or 25% compared to the $1.2 million for the year ended December 31, 2001. For the year ended December 31, 2002, the average balance of certificate of deposit accounts was $18.0 million, a $100,000, or 0.6% decrease from $18.1 million in 2001. The Bank did utilize Federal Home Loan Bank of New York advances during 2002. Interest expense related to these borrowings amounted to $34,000 in 2002 as compared to $52,000 in 2001 with the $18,000 decrease due to the lower rate of the borrowings.

     PROVISION FOR LOAN LOSSES. During fiscal year 2002, the Company recorded a $226,000 provision for loan losses, as compared to a provision of $61,000 during the previous fiscal year. The main reason for the increase was a $200,000 specific reserve set up for one loan. Future additions to the loan loss allowance will be based on the analysis of the loan portfolio as described above, and, accordingly, are not predictable.

     NONINTEREST INCOME. Noninterest income was $81,000 for fiscal year 2002 as compared to $102,000 for fiscal year 2001 for a decrease of $21,000, or 20.6%, in 2001. The primary component of noninterest income in 2002 was a gain on sale of available for sale securities. Service charges totaled $29,000 in 2002 down from $36,000 in 2001.

     NONINTEREST EXPENSE. For fiscal year 2002, total noninterest expenses were $805,000 as compared to $690,000 for fiscal year 2001. The increase in this expense level was due mainly to an increase in other expenses in which the main component was banking premises environmental clean up costs.

     INCOME TAX EXPENSE. Income tax expense for fiscal year 2002 amounted to $9,000 as compared to $58,000 for fiscal year 2001. The $49,000 decrease was attributable to the decrease in earnings. The Company's effective tax rates for fiscal years 2002 and 2001 were 16% and 30%, respectively.

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

     A major portion of the Company's liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon its operating, investing, lending and financing activities during any given period. At December 31, 2002, cash and cash equivalents totaled $4,391,000.

     The Company's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 2002 and 2001, purchases of investment and mortgage-backed securities totaled $4.8 million and $7.7 million, respectively, while loan originations totaled $4.2 million and $3.5 million, respectively. These investments were funded in part by loan and securities and mortgage-backed securities repayments and maturities and an increase in time certificates received for the years ended December 31, 2002 and 2001.

     At December 31, 2002, the Company had $127,200 in outstanding commitments to originate fixed-rate loans all at fixed rates between 6.50% - 6.75% and commitments to originate $36,000 on an adjustable rate basis. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $14.4 million at December 31, 2002. Based on historical experience management believes that a significant portion of such deposits will remain with the Company.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. The adoption of this statement is effective October 1, 2002.

     In October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of. The provisions of SFAS No. 144 are effective October 1, 2002.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of this Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends FASB Statement Nos. 72 and 144. FASB Statement No. 72 provides guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of Statement No. 72. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets and credit card holder intangible assets. The adoption of this Statement is effective October 1, 2002.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FASB Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement is effective December 15, 2002.

     Adoption of these statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

Independent Auditor's Report                                                 34

Consolidated Statements of Financial Condition  as of
  December 31, 2002 and 2001                                                 35

Consolidated Statements of Income for the Years Ended
  December 31, 2002 and 2001                                                 36

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002 and 2001                                     37

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001                                                38

Notes to Consolidated Financial Statements                                   40

                             MORROW & POULSEN, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               145 CLINTON STREET
                              WATERTOWN, N.Y. 13601





                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Peoples Bankcorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of Peoples Bankcorp, Inc. (the Company) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bankcorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    MORROW & POULSEN, P.C.
                                    CERTIFIED PUBLIC ACCOUNTANTS

                                    /s/ Morrow & Poulsen, P.C.
                                    -----------------------------------

FEBRURARY 19, 2003
WATERTOWN, NEW YORK

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
ASSETS                                                                      2002                     2001
Cash and Cash Equivalents:
    Cash and due from banks                                             $    2,652               $   1,403
    Interest-bearing deposits with other banks                               1,739                     645
                                                                        ----------               ---------
         Total Cash and Cash Equivalents                                     4,391                   2,048
Securities available-for-sale -- at fair value                               6,051                   5,034
Securities held-to-maturity (fair value of
    $877 at December 31, 2002 and $1,568 at
     December 31, 2001)                                                        865                   1,525
Loans, net of deferred fees                                                 17,070                  19,015
Less - allowance for loan losses                                              (380)                   (179)
                                                                        ----------               ---------
         Net Loans                                                          16,690                  18,836
Premises and equipment, net                                                    394                     418
Foreclosed real estate                                                           0                      45
Federal Home Loan Bank stock, at cost - required by law                        184                     163
Accrued interest receivable                                                    154                     145
Other assets                                                                    39                       3
                                                                        ----------               ---------
TOTAL ASSETS                                                            $   28,768               $  28,217
                                                                        ==========               =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand accounts - non-interest bearing                              $      801               $     735
    Savings and club accounts - interest bearing                             3,148                   3,215
    Time certificates - interest bearing                                    17,914                  18,126
    NOW and money market accounts - interest bearing                         2,553                   1,943
                                                                        ----------               ---------
         Total Deposits                                                     24,416                  24,019
Borrowed money                                                               1,000                   1,000
Advance payments by borrowers for property taxes and insurance                   3                       2
Other liabilities                                                              121                     131
                                                                        ----------               ---------
         Total Liabilities                                                  25,540                  25,152
                                                                        ----------               ---------
Commitments and contingencies (Note 12)
Stockholders' Equity:
  Preferred stock $.01 par value per share,
    500,000 shares authorized, no shares
    issued or outstanding                                                        0                       0
  Common stock of $.01 par value, 3,000,000
    shares authorized, 133,442 and 131,979 shares
    issued and outstanding at December 31, 2002 and 2001                         1                       1
  Additional paid-in capital                                                 1,041                   1,007
  Retained earnings - substantially restricted                               2,206                   2,167
  Accumulated other comprehensive income                                        93                       3
  Loan to Employee Stock Ownership Plan                                        (65)                    (75)
  Common stock in treasury, at cost (2,881 and
    2,411 shares at December 31, 2002 and 2001)                                (48)                    (38)
                                                                        ----------               ---------
         Total Stockholders' Equity                                          3,228                   3,065
                                                                        ----------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   28,768               $  28,217
                                                                        ==========               =========

See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

----------------------------------------------------------------------------------------------------------
                                                                        2002                     2001
Interest Income:
   Interest and fees on loans                                           $    1,368               $   1,606
   Interest on investment securities                                           456                     432
   Interest on other short-term investments                                     50                      56
                                                                        ----------               ---------
         Total Interest Income                                               1,874                   2,094
                                                                        ----------               ---------
Interest Expense:
   Deposits                                                                    832                   1,197
   Borrowings                                                                   34                      52
                                                                        ----------               ---------
         Total Interest Expense                                                866                   1,249
                                                                        ----------               ---------

         Net Interest Income                                                 1,008                     845

Provision for Loan Losses                                                      226                      61
                                                                        ----------               ---------
         Net Interest Income after
         Provision for Loan Losses                                             782                     784
                                                                        ----------               ---------

Non-Interest Income:
   Service charges                                                              29                      36
   Gain on sale of available-for-sale securities                                38                      46
   Other                                                                        14                      20
                                                                        ----------               ---------
         Total Non-Interest Income                                              81                     102
                                                                        ----------               ---------

Non-Interest Expenses:
   Salaries and employee benefits                                              362                     343
   Directors' fees and expense                                                  53                      63
   Building, occupancy and equipment                                            62                      63
   Data processing                                                              45                      38
   Postage and supplies                                                         30                      35
   Deposit insurance premium                                                     4                       5
   Insurance                                                                    12                      11
   Other                                                                       237                     132
                                                                        ----------               ---------
         Total Non-Interest Expenses                                           805                     690
                                                                        ----------               ---------
Income before Income Tax Expense                                                58                     196

Income Tax Expense                                                               9                      58
                                                                        ----------               ---------
Net Income                                                              $       49               $     138
                                                                        ==========               =========
Earnings Per Share - Basic                                              $      .39                   $1.10
Earnings Per Share - Diluted                                                   .37                    1.05

See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

           CONSOLDIATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------

                                                            Loan to        Retained     Accumulated
                                               Additional   Employee       Earnings        Other
                                      Common    Paid-In      Stock       Substantially Comprehensive  Treasury
                                      Stock     Capital    nership Plan   Restricted      Income        Stock       Total
Balance at
   December 31, 2000                     $1     $1,003         ($86)         $2,036      $    0        ($26)        $2,928

Comprehensive Income:
   Net Income                                                                   138                                    138
  Other Comprehensive Income:
  Net unrealized gains on
     securities available-for-
     sale                                                                                      3                         3
                                                                              -----       ------                    ------
   Total Comprehensive Income                                                   138            3                       141

ESOP Transactions                                    4           11                                                     15

Purchase of treasury stock
   (1000 shares)                                                                                          (20)         (20)

Issuance of common shares:
   Management recognition plan
   (589 shares)                                                                                             8            8

Cash dividends declared
   ($.05 per share)                                                              (7)           0                        (7)
                                      -----     ------        -----          ------       ------        -----       ------
Balance - December 31, 2001               1      1,007          (75)          2,167            3          (38)       3,065

Comprehensive Income:
   Net Income                                                                    49                                     49
  Other Comprehensive Income:
  Net unrealized gains on
     securities available-for-
     sale, net of taxes                                                                       90                        90
                                                                              -----       ------                    ------
   Total Comprehensive Income                                                 $  49          $90                       139

ESOP Transactions                                   12           10                                                     22

Purchase of treasury stock
   (470 shares)                                                                                           (10)         (10)

Issuance of common shares:
   Management recognition plan
   (589 shares)                                      7                                                                   7

Stock option plan (1,344 shares)                    15                                                                  15
Cash dividends declared
   ($.075 per share)                                                            (10)           0            0          (10)
                                      -----     ------        -----          ------       ------        -----       ------
Balance - December 31, 2002              $1     $1,041         ($65)         $2,206           93         $(48)      $3,228
                                      =====     ======        =====          ======       ======        =====       ======

See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                           2002                     2001
Cash Flows from Operating Activities:
  Net income                                                            $       49               $     138
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                             26                      26
      (Gain) on sale of available-for-sale securities                          (38)                    (46)
      (Gain) on sale of foreclosed real estate                                  (7)                     (3)
      (Increase) decrease in accrued interest receivable                        (9)                     34
      Provision for loan losses                                                226                      61
      Net amortization of premiums/discounts                                    24                      26
      Increase (decrease) in other liabilities                                  (3)                     53
      (Increase) decrease in other assets                                      (98)                     16
                                                                        ----------               ---------
Net Cash Provided by Operating Activities                                      170                     305
                                                                        ----------               ---------
Cash Flows from Investing Activities:
  Net decrease in loans                                                      1,847                   1,428
  Purchases of securities available-for-sale                                (4,270)                 (7,754)
  Proceeds from maturities and principal reductions of
     securities available-for-sale                                           1,853                   1,796
  Proceeds from sales of securities available-for-sale                       1,565                   1,964
  Purchases of securities held-to-maturity                                    (600)                      0
  Proceeds from maturities and principal reductions of
    securities held-to-maturity                                              1,261                   2,601
  Purchase of FHLB stock - required by law                                     (21)                     (8)
  Purchase of premises and equipment                                            (2)                      0
  Sale of foreclosed real estate                                               125                     145
                                                                        ----------               ---------
Net Cash Provided by Investing Activities                                    1,758                     172
                                                                        ----------               ---------
Cash Flows from Financing Activities:
  Increase in deposits                                                         397                     274
  Advances from FHLB                                                             0                   1,000
  Repayments to FHLB                                                             0                    (500)
  Loan payment received from Employee Stock Ownership Plan                      22                      15
  Proceeds from issuance of stock under stock option plan                       15                       0
  Increase in advance payments by borrowers for property
     taxes and insurance                                                         1                       0
  Cash dividends paid on common stock                                          (10)                     (7)
  Payments to acquire treasury stock                                           (10)                    (20)
                                                                        ----------               ---------
Net Cash Provided by Financing Activities                                      415                     762
                                                                        ----------               ---------

Net Increase in Cash and Cash Equivalents                                    2,343                   1,239

Cash and Cash Equivalents at Beginning of Year                               2,048                     809
                                                                        ----------               ---------
Cash and Cash Equivalents at End of Year                                $    4,391               $   2,048
                                                                        ==========               =========

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY
                      =====================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONT.)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------

                                                                        2002                     2001
Supplemental Disclosure of Cash Flow
   Information:
   Non-cash investing activities:
    Loans transferred to real estate owned through foreclosure          $       80               $     202

Cash Paid During the Year for:
    Interest                                                                   861                   1,248
    Income taxes                                                               107                      57

See accompanying notes to consolidated financial statements.

                      PEOPLES BANKCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

(i)      ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense was $2,791 in 2002 and $2,093 in 2001.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

The following summarizes the components of other comprehensive income (in thousands):

                                                                                     YEARS ENDED
                                                                                     DECEMBER 31,
                                                                                2002             2001
Other comprehensive income, before tax:
Net unrealized holding gain (loss) on securities                                $    188         $     3
Reclassification adjustment for (gains) losses included in net income                (38)              0
                                                                                --------         -------
Other comprehensive income, before tax                                          $    150         $     3
Income tax expense related to items of other comprehensive income                     60               0
                                                                                --------         -------
Other comprehensive income, net of tax                                          $     90         $     3
                                                                                ========         =======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(1)      EARNINGS PER SHARE

EARNINGS PER COMMON SHARE.  Basic earnings per share represents income available
-------------------------
to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

A reconciliation of the numerator and denominator of both basic and dilutive earnings per share:

                                                                                 DECEMBER 31,
                                                                           2002                  2001
Numerator:
    Income available to common stockholders                            $    49,000           $   138,000
                                                                       ===========           ===========
Denominator:
    Weighted average number of common shares used in basic EPS             126,257               124,986
     Effect of dilutive securities:
       Stock options                                                         6,048                 7,392
                                                                       -----------           -----------
Weighted Number of Common Shares and
    Dilutive Potential Common Shares
    Used in Dilutive EPS                                               $   132,305           $   132,378
                                                                       ===========           ===========

(m)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank does not engage in the use of derivative financial instruments. The Bank's off-balance sheet financial instruments are limited to commitments to extend credit.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(n)      NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. The adoption of this Statement is effective January 1, 2002.

In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, that replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of SFAS No. 144 are effective January 1, 2002.

In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption o(pound) this Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, which amends FASB Statement Nos. 72 and 144. FASB Statement No. 72 provides guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of Statement No. 72. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets and credit cardholder intangible assets. The adoption of this Statement is effective October 1, 2002.

In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. FASB Statement No. 148 amends Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement is effective December 15, 2002.

Adoption of these statements is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(2)      SECURITIES

Securities are summarized as follows (in thousands):

                                                .........................DECEMBER 31, 2002..........................
                                                                     GROSS            GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                   COST              GAINS           LOSSES             VALUE
Available-for-Sale:
    U.S. Government and
    Federal Agency Securities                    $    2,250       $      34         $       0          $ 2,284
    Mortgage-backed securities - GNMA                 3,646             121                 0            3,767
                                                 ----------       ---------         ---------          -------
                                                 $    5,896       $     155         $       0          $ 6,051
                                                 ==========       =========         =========          =======
Held-to-Maturity:
    U. S. Government and
    federal agency securities                    $      850       $       9         $       0          $   859
    Mortgage-backed securities - GNMA                    15               3                 0               18
                                                 ----------       ---------         ---------          -------
                                                 $      865       $      12         $       0          $   877
                                                 ==========       =========         =========          =======
                                                .........................DECEMBER 31, 2001..........................
                                                                     GROSS            GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                   COST              GAINS           LOSSES             VALUE
Available-for-Sale:
    Mortgage-backed securities - GNMA            $    5,031       $       3         $       0          $ 5,034
                                                 ==========       =========         =========          =======
Held-to-Maturity:
    U. S. Government and
    federal agency securities                    $    1,500       $      37         $       0          $ 1,537
    Mortgage-backed securities - GNMA                    25               6                 0               31
                                                 ----------       ---------         ---------          -------
                                                 $    1,525       $      43         $       0          $ 1,568
                                                 ==========       =========         =========          =======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(2)      SECURITIES (CONT.)

The following table presents the carrying value and fair value of securities based on maturity date at December 31, 2002:

                                                                             AMORTIZED               FAIR
                                                                               COST                  VALUE
                                                                                   (IN THOUSANDS)
Available-for-sale:
    Due after five years through ten years                                  $      250             $     251
    Due after ten years                                                          5,646                 5,800
                                                                            ----------             ---------
                                                                            $    5,896             $   6,051
                                                                            ==========             =========

Held-to-maturity:
    Due within one year                                                     $      250             $     257
    Due after one year through five years                                           15                    18
    Due after five years through ten years                                         600                   602
                                                                            ----------             ---------
                                                                            $      865             $     877
                                                                            ==========             =========

The following table presents the carrying value and fair value of securities based on maturity date at December 31, 2001:

                                                                             AMORTIZED               FAIR
                                                                               COST                  VALUE
                                                                                   (IN THOUSANDS)
Available-for-sale:
    Due after ten years                                                     $    5,031             $   5,034
                                                                            ==========             =========

Held-to-maturity:
    Due after one year through five years                                   $      250             $     255
    Due after five years through ten years                                       1,000                 1,014
    Due after ten years                                                            275                   299
                                                                            ----------             ---------
                                                                            $    1,525             $   1,568
                                                                            ==========             =========

The amortized cost and fair value of mortgage-backed securities are presented by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During 2002, the proceeds from sale of available-for-sale securities were $1,565,220 and gains recognized were $37,822.

During 2001, the proceeds from sale of available-for-sale securities were $1,963,779 and gains recognized were $45,956.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE

Loans are summarized as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                           2002                  2001
Mortgages:
   One to four family residential                                      $    11,958           $    12,328
   Commercial                                                                  508                   517
   Construction                                                                329                   266
                                                                       -----------           -----------
                                                                            12,795                13,111
                                                                       -----------           -----------

Other Loans:
   Automobile                                                                1,746                 3,093
   Home equity                                                                 901                 1,042
   Passbook                                                                    149                   164
   Commercial                                                                  688                   674
   Other                                                                       769                   908
                                                                       -----------           -----------
                                                                             4,253                 5,881
                                                                       -----------           -----------
       Total Loans                                                          17,048                18,992

Net Deferred Fees                                                               22                    23
                                                                       -----------           -----------
                                                                       $    17,070           $    19,015
                                                                       ===========           ===========

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                                           2002                  2001
Balance at beginning of period                                         $     179             $    176
Provision charged to operations                                              226                   61
Recoveries                                                                     5                    6
Loans charged off                                                            (30)                 (64)
                                                                       ---------             --------
Balance at end of period                                               $     380             $    179
                                                                       =========             ========

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(3)      LOANS RECEIVABLE (CONT.)

At December 31, 2002 and 2001, impaired loans totaled $-0- and $47,000, respectively, with no related allowance for loan losses as a result of cash flow analysis. The average recorded investment in impaired loans was $9,263 and $121,000 during the years ended December 31, 2002 and 2001, respectively.
Interest income recognized on impaired loans was not significant for the years ended December 31, 2002 and 2001.

The principal balances of loans not accruing interest amounted to approximately $-0- and $47,000 at December 31, 2002 and 2001, respectively. The interest income foregone for non-accruing loans was approximately $-0- and $2,000 during the years ended December 31, 2002 and 2001, respectively.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. The following table presents a summary of the activity with respect to loans to directors and executive officers at December 31, 2002 and 2001:

                                                                                    DECEMBER 31,
                                                                           2002                  2001
Balance outstanding - beginning of year                                $   640,291           $   737,335
New loans                                                                  530,000                 7,000
Principal repayments                                                      (401,984)             (104,044)
                                                                       -----------           -----------
Balance outstanding - end of year                                      $   768,307           $   640,291
                                                                       ===========           ===========

(4)      PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                           2002                  2001
Land                                                                   $       125           $       125
Buildings and improvements                                                     429                   429
Furniture and equipment                                                         68                    67
                                                                       -----------           -----------
                                                                               622                   621
Less - accumulated depreciation and amortization                              (228)                 (203)
                                                                       -----------           -----------
                                                                       $       394           $       418
                                                                       ===========           ===========

Depreciation expense amounted to $26,000 during the years ended December 31, 2002 and 2001.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(5)      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                                              DECEMBER 31,
                                                         2002               2001

Loans                                                    $ 74               $ 95
Securities                                                 80                 50
                                                         ----               ----
                                                         $154               $145
                                                         ====               ====

(6)      DEPOSITS

At December 31, 2002 and 2001, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately $3,897,000 and $3,769,000, respectively. Deposit balances in excess of $100,000 are not insured by the FDIC. Deposits from officers and directors at December 31, 2002 and 2001 were $146,613 and $173,620, respectively.

Contractual maturities of time certificates are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                            2002           2001

Within one year                                            $14,451       $15,263
One through two years                                        3,184         2,345
Two through three years                                        167           291
Three through four years                                       112           122
Four through five years                                          0           105
                                                           -------       -------
              Total Time Certificates                      $17,914       $18,126
                                                           =======       =======

Interest expense on deposits is summarized as follows (in thousands):

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                             2002          2001
Savings, club and escrow accounts                           $   50        $   77
Time certificates                                              749         1,080
NOW accounts and money market accounts                          33            40
                                                            ------        ------
                                                            $  832        $1,197
                                                            ======        ======

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(7)      BORROWINGS

The Bank is a member of the Federal Home Loan Bank of New York (FHLB). As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. At December 31, 2002 and 2001, the Bank was authorized to borrow up to 30 percent of total assets.

During 2002 the Bank had the following advances outstanding from the FHLB:

                                                       OUTSTANDING
ADVANCE           MATURITY          CURRENT              BALANCE
  DATE            DATE               RATE              (IN THOUSANDS)

12/14/01          10/14/03          3.31%                 $1,000
                                                          ======
(8)      INCOME TAXES

The Company and its subsidiary file consolidated tax returns on a calendar year basis.

The components of income tax expense attributable to income from operations are (in thousands):

                                                             DECEMBER 31,
                                                      2002                 2001
Current:
   Federal                                             $  7                $ 67
   State                                                  0                  13
                                                       ----                ----
                                                       $  7                $ 80
                                                       ----                ----
Deferred:
   Federal                                             $  2                $(17)
   State                                                  0                  (5)
                                                       ----                ----
                                                       $  2                $(22)
                                                       ----                ----
                                                       $  9                $ 58
                                                       ====                ====

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(8)      INCOME TAXES (CONT.)

Actual tax expense attributable to income before income taxes differed from "expected" tax expense, computed by applying the U. S. Federal statutory tax rate of 34% to income before income tax as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                                2002      2001
Computed "expected" tax expense                                 $ 20      $ 67
Increase (decrease) in income taxes resulting from:
  State taxes, net of:
    Federal tax benefits                                           0         4
    Benefit of Federal tax rates below statutory rates           (10)       (4)
  Other items, net                                                (1)       (9)
                                                                ----      ----
                                                                $  9      $ 58
                                                                ====      ====
Effective tax rate                                              15.5%     29.6%
                                                                ====      ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are (in thousands):

                                                                                 DECEMBER 31,
                                                                           2002                  2001
Deferred tax assets:
   Allowance for loan losses                                           $        65           $        63
   Net deferred loan fees                                                        0                     3
   Accrued expenses                                                             15                    11
                                                                       -----------           -----------
Total Gross Deferred Tax Assets                                        $        80           $        77
                                                                       -----------           -----------
Deferred tax liabilities:
   Accumulated depreciation on premises and equipment                  $        14           $        17
   Accrued interest receivable                                                  46                    52
   Deferred expense                                                              0                    11
   Unrealized gain on securities available-for-sale                             62                     0
                                                                       -----------           -----------
Total Gross Deferred Tax Liabilities                                   $       122           $        80
                                                                       -----------           -----------
   Net Deferred Tax Assets (Liabilities)                               $       (42)          $        (3)
                                                                       ===========           ===========

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Included in retained earnings at December 31, 2002 and 2001 is approximately $426,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a bank for Federal income tax purposes, would result in taxable income to the Bank.

(9)      PENSION PLAN AND BENEFIT PLANS

The Bank has a non-contributory multiemployer pension plan.

The Bank participates in the Financial Institutions Retirement Fund. The Fund is a tax-qualified pension trust covering approximately 300 participating employers. Separate actuarial valuations are not made with respect to each employer. All full-time employees of the Bank are covered by the plan. Statement of Financial Accounting Standards (SFAS) No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS requires that in multiemployer plans, pension expense is equal to contributions required each accounting period. During the years ended December 31, 2002 and 2001, the Bank made contributions to the plan of $33,584 and $20,052, respectively.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

The ESOP shares as of December 31, 2002 and 2001 are as follows:

                                                                               DECEMBER 31,
                                                                          2002               2001
Allocated shares                                                          3,225              2,051

Shares released for allocation                                            1,075              1,075

Unreleased shares                                                         6,451              7,526

Total ESOP shares                                                        10,751             10,751

Fair values of unreleased shares at December 31                        $135,471           $150,520

The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's board of directors. Contributions for 2002 and 2001 were $22,575 and $15,856, respectively.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(9)      PENSION PLAN AND BENEFIT PLANS (CONT.)

MANAGEMENT RECOGNITION PLAN

On May 16, 2000, the stockholders of the Company approved a management recognition plan ("MRP"). With funds to be contributed by the Company, the MRP will purchase 2,956 shares of the Company's common stock. These shares will be purchased over a five year period with the first 20% of shares purchased May 16, 2001 and an additional 20% purchased on the following four anniversary dates. Under current accounting standards, the Company will recognize compensation expense as the shares are issued. The fair market value for the shares was established on the date the MRP was approved. As of December 31, 2002 and 2001, $6,876 of expense was recognized by the Company each year.

STOCK OPTION AND INCENTIVE PLAN

On May 16, 2000, the stockholders of the Company also approved a stock option and incentive plan. The option plan provides for the granting of stock options to certain employees and directors of the Company and the Bank and has a term of ten years from the effective date of the Plan. The Plan grants option for 7,392 shares of common stock. Certain executive officers and directors received an option to purchase shares at an exercise price equal to the market value on the day the Plan was adopted. The options vest over a five-year period from the date of award. Amounts received from the exercising of options are credited to common stock, and no charges to operations are made in connection with the stock option plan in accordance with Accounting Principles Board-opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, net income and earnings per share would have been reduced as follows:

                                                                                    DECEMBER 31,
                                                                           2002                  2001
Net Income:
   As reported                                                         $    49,000           $   138,000
   Deduct - total stock-based employee compensation
      expense determined under fair value based method
       for all awards, net of related tax effects                           (6,000)               (6,000)
    Pro forma                                                               43,000               132,000
Basic Earnings Per Share:
   As reported                                                                 .39                  1.10
   Proforma                                                                    .34                  1.06
Diluted Earnings Per Share:
   As reported                                                                 .37                  1.05
   Proforma                                                                    .33                  1.00

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(9)      PENSION PLAN AND BENEFIT PLANS (CONT.)

STOCK OPTION AND INCENTIVE PLAN (CONT.):

The following is a summary of the status of the stock option plan:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                 NUMBER OF          EXERCISE
                                                                   SHARES              PRICE
Outstanding at December 31, 2000                                  7,392               $  11.625
Granted                                                               0                       0
Exercised                                                             0                       0
Cancelled                                                             0                       0
                                                                  -----               ---------
Outstanding at December 31, 2001                                  7,392                  11.625
Granted                                                               0                       0
Exercised                                                         1,344                  11.625
Cancelled                                                             0                       0
                                                                  -----               ---------
Outstanding at December 31, 2002                                  6,048                  11.625
                                                                  =====               =========
Options exercisable at December 31, 2001                          1,480                  11.625

Options exercisable at December 31, 2002                          1,616                  11.625

The following is a summary of the status of options outstanding at December 31, 2002:

  ........................OUTSTANDING OPTIONS......................................... EXERCISABLE OPTION
                                           WEIGHTED
                                           AVERAGE                 WEIGHTED                             WEIGHTED
                                           REMAINING               AVERAGE                              AVERAGE
  EXERCISE                                 CONTRACTUAL             EXERCISE                             EXERCISE
   PRICE                 NUMBER               LIFE                 PRICE              NUMBER             PRICE
   11.625                6,048              7 Years                11.625            1,616                  11.625

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(9)      PENSION PLAN AND BENEFIT PLANS (CONT.)

STOCK OPTION AND INCENTIVE PLAN (CONT.):

The weighted average estimated fair value of stock options granted during 2000 was $6.69 per share. 'This amount was determined using the Black-Scholes option-price model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used on the Black-Scholes model were as follows for stock options granted in 2000:

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Commitments to originate fixed and adjustable rate loans are as follows (in thousands):
                                                      DECEMBER 31,
                                                         2002

                Fixed rate - 6.5%-6.75%                  $127
                Adjustable rate                            36
                                                         ----
                Total Commitments to
                  Originate Loans                        $163
                                                         ====


Unused lines of credit, which includes home equity, consumer and commercial, amounted to $438,000 and $364,000 at December 31, 2002 and 2001, respectively.

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

The Bank entered into an agreement with Paragon Environmental and SGD Environmental Services for cleanup and removal of contaminated soil. Cost incurred during 2002 for the cleanup was $88,519 and is included in other expenses. Expected cost to complete the cleanup at December 31, 2002 was $26,000.

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted tangible assets (as defined), and tangible capital to tangible assets (as defined). As discussed in greater detail below, as of December 31, 2002, the Bank met all of the capital adequacy requirements to which it is subject.

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(12)     REGULATORY MATTERS (CONT.)

The following is a reconciliation of the Bank's GAAP and Regulatory capital at December 31, 2002 and 2001 (in thousands):

                                   GAAP          TANGIBLE                CORE                  RISK-BASED
                                   CAPITAL       CAPITAL         %       CAPITAL         %        CAPITAL          %

DECEMBER 31, 2002                  $ 2,898       $   2,898               $   2,898             $   2,898
Regulatory capital adjustments:
    Accumulated gain on
       available-for-sale securities                   (93)                    (93)                (93)
    General allowance for loan
       losses (up to 1.25% of
       risk- weighted assets)                                                                        152
                                                 ---------               ---------             ---------
Total regulatory capital                         $   2,805     9.9%      $   2,805    9.9%     $   2,957    24.4%
Regulatory capital
   requirement                                         424     1.5%          1,130    4.0%           970     8.0%
                                                 ---------               ---------             ---------
Regulatory capital excess                        $   2,381               $   1,675             $   1,987
                                                 =========               =========             =========
                                   GAAP          TANGIBLE                CORE                  RISK-BASED
                                   CAPITAL       CAPITAL         %       CAPITAL         %        CAPITAL          %
DECEMBER 31, 2001                  $ 2,728       $   2,728               $   2,728             $   2,728
Regulatory capital adjustments:
   Accumulated gain on
     available-for-sale securities                      (3)                     (3)                   (3)
   General allowance for loan
     losses (up to 1.25% of
     risk-weighted assets)                                                                           167
                                                 ---------               ---------             ---------
Total regulatory capital                         $   2,725     9.8%      $   2,725    9.8%      $  2,892    21.6%

Regulatory capital requirement                         418     1.5%          1,115    4.0%         1,070     8.0%
                                                 ---------               ---------             ---------
Regulatory capital excess                        $   2,307               $   1,610             $   1,822
                                                 =========               =========             =========

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(12)     REGULATORY MATTERS (CONT.)

The following is a summary of the Bank's actual capital amounts and ratios compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well capitalized institution under prompt corrective action provisions (in thousands):

                                                                                        TO BE CLASSIFIED
                                                                     MINIMUM                AS WELL-
                                                                     CAPITAL            CAPITALIZED UNDER
                                                                     ADEQUACY           PROMPT CORRECTIVE
                                                ACTUAL             REQUIREMENT          ACTION PROVISIONS
                                    AMOUNT       RATIO        AMOUNT        RATIO       AMOUNT       RATIO
AS OF DECEMBER 31, 2002

Total capital (to risk
    weighted assets)                $  2,957       24.4%      $     970        8.0%     $   1,213       10.0%
Tier I Capital (to risk
    weighted assets)                   2,805       23.1             485        4.0            728        6.0
Tier I Capital (to
    adjusted tangible assets)          2,805        9.9           1,130        4.0          1,412        5.0
Tangible Capital (to
    tangible assets)                   2,805        9.9             424        1.5             --        N/A

AS OF DECEMBER 31, 2001

Total capital (to risk
    weighted assets)                $  2,892       21.6%      $   1,070        8.0%     $   1,337       10.0%
Tier I Capital (to risk
     weighted assets)                  2,725       20.4             535        4.0            802        6.0
Tier I Capital (to
     adjusted tangible assets)         2,725        9.8           1,115        4.0          1,394        5.0
Tangible Capital (to
      tangible assets)                 2,725        9.8             418        1.5             --        N/A


PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT.)

The  estimated   carrying  values  and  fair  values  of  the  Bank's  financial instruments are as follows (in thousands):

                                                                    DECEMBER 31,
                                                      2002                               2001
                                             CARRYING          FAIR              CARRYING         FAIR
                                              AMOUNT           VALUE             AMOUNT           VALUE
Financial assets:
   Cash and cash equivalents                $   4,391         $   4,391         $  2,048         $   2,048
   Securities                                   6,916             6,928            6,559             6,602
   Loans, net                                  16,690            17,913           18,836            19,327
   FHLB stock                                     184               184              163               163
   Accrued interest receivable                    154               154              145               145

Financial liabilities:
  Deposits:
    Demand accounts                               801               801              735               735
    Savings and club accounts                   3,148             3,148            3,215             3,215
    Time certificates                          17,914            18,021           18,126            18,272
    NOW and money market accounts               2,553             2,553            1,943             1,943
    Borrowed money                              1,000             1,000            1,000             1,000

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

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(15)     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Peoples Bankcorp, Inc. is as follows:

                                                                                    DECEMBER 31,
                                                                           2002                  2001
                                                                                    (IN THOUSANDS)
         BALANCE SHEET
Assets:
Cash - interest bearing deposits with other banks                      $       138           $       145
Loans                                                                          200                   200
Accrued interest receivable                                                      1                     1
Investment in common stock of Ogdensburg
    Federal Savings and Loan Association                                     2,898                 2,728
                                                                       -----------           -----------
                 Total Assets                                          $     3,237           $     3,074
                                                                       ===========           ===========
Liabilities and Stockholders' Equity:
   Other liabilities                                                   $         9           $         9
   Stockholders' Equity                                                      3,228                 3,065
                                                                       -----------           -----------
                 Total Liabilities and Stockholders' Equity            $     3,237           $     3,074
                                                                       ===========           ===========

                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                                           2002                  2001
                                                                                    (IN THOUSANDS)
           STATEMENT OF INCOME
Interest on loans                                                      $        10           $        14
Interest on investments                                                          2                     6
                                                                       -----------           -----------
                                                                       $        12           $        20
Operating expenses                                                              44                    46
                                                                       -----------           -----------
Income (loss) before equity in undistributed
   net income of Ogdensburg Federal Savings
   and Loan Association                                                $       (32)          $       (26)
Equity in undistributed net income of Ogdensburg
    Federal Savings and Loan Association                                        81                   164
                                                                       -----------           -----------
                  Net Income                                           $        49           $       138
                                                                       ===========           ===========

PEOPLES BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

(15)     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONT.)

                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                          2002                  2001
                                                                                (IN THOUSANDS)
            STATEMENT OF CASH FLOWS
Cash Flows from Operating Activities:
   Net income                                                          $        49           $       138
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Equity in undistributed net income of
        Ogdensburg Federal Savings and Loan Association                        (81)                 (164)
      Increase in other liabilities                                              8                     8
                                                                       -----------           -----------
Net Cash (Used) by Operating Activities                                        (24)                  (18)
                                                                       -----------           -----------
Cash Flows from Financing Activities:
   Cash dividends paid on common stock                                         (10)                   (7)
   Payments to acquire treasury stock                                          (10)                  (20)
   Loan payment received from ESOP trustee                                      22                    15
   Proceeds from issuance of stock under
      stock option plan                                                         15                     0
                                                                       -----------           -----------
Net Cash Provided (Used) by Financing Activities                                17                   (12)
                                                                       -----------           -----------
Net (Decrease) in Cash and Cash Equivalents                                     (7)                  (30)

Cash and Cash Equivalents at Beginning of Year                                 145                   175
                                                                       -----------           -----------
Cash and Cash Equivalents at End of Year                               $       138           $       145
                                                                       ===========           ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Set forth below is information about the directors and executive officers of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Set forth below is information with respect to each person's age, the year he first became a director of the Company's wholly owned subsidiary, the Association and the expiration of his term as a director. All of the individuals were initially appointed as director of the Company in 1998 in connection with the Company's incorporation.

                                                         YEAR FIRST
                                                         ELECTED AS
                               AGE AT THE                 DIRECTOR                CURRENT TERM
NAME                           RECORD DATE           OF THE ASSOCIATION             TO EXPIRE
----                           -----------           ------------------           ------------
Robert E. Wilson                   65                       1966                      2003
Anthony P. LeBarge, Sr.            53                       1991                      2003
George E. Silver                   62                       1989                      2004
Robert E. Hentschel                68                       1992                      2005
Wesley L. Stitt                    73                       1980                      2005

     The principal occupation of each director of the Company for the last five years is set forth below.

     ROBERT E. WILSON has served as the Association's President and Chief Executive Officer since 1963. He is a former member of the Ogdensburg City School Board having served 15 years with two terms as President and two terms as Vice President. He is a member of Kiwanis International and has served on their Board of Directors. For 25 years he participated in the Kiwanis youth activity programs.

     ANTHONY P. LEBARGE served as the Chairman of the Board until January 1998. He is the general manager of NOCO Lubricants South Corporation. He is a member of S.U.N.Y. Canton College Council and the Masonic Lodge No. 128.

     GEORGE E. SILVER is a partner in the law firm of Silver and Silver, and Ogdensburg City Court Judge. He served as Chairman of the Board from 1994 to 1995. He is a member of the Board of Directors of Ogdensburg Rescue Squad. He is also past Chairman and Trustee Emeritus of the Board of Trustees of the Remington Art Museum.

     ROBERT E. HENTSCHEL serves as the past Chairman of the Board of Directors. He is a general surgeon in private practice and has been the Regional Medical Director of the New York State Department of Corrections, Riverview Corrections Facility, since 1984. He is a Board member and past president of the Remington Art Museum and is a Board member of AAA Automobile Travel Club.

     WESLEY L. STITT serves as the Chairman of the Board of Directors. He was the Superintendent of Schools of the Ogdensburg City Schools before he retired in 1990. He is a Trustee of the Remington Art Museum, Chairman of S.U.N.Y. Canton College Council and Vice President of Augsbury Institute. He is also a member of the Heuvelton Development Committee, Rural Rehabilitation Committee and the Institute of Ethical Behavior.

EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

     The following sets forth information including his age as of the Record Date with respect to the sole executive officer of the Company who does not sit on the Board of Directors. Executive officers are appointed annually by the Board of Directors.

     TODD R. MASHAW, 40, has served as Vice President since 1989. He has been a member S.U.N.Y. Canton College Business Administration Advisory Committee since 1991. He was a member of the Board of Assessment and Review for the City of Ogdensburg from 1995 to 2000. He has also coached Kiwanis Baseball.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to regulations promulgated under the Exchange Act, the Company's officers, directors and persons who own more than 10% of the outstanding Common Stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer of the Company and the Association. No other employee earned in excess of $100,000 for the year ended December 31, 2002.

                                                                           LONG-TERM COMPENSATION
                                                                          ----------------------------
                                                                                     AWARDS
                                        ANNUAL COMPENSATION                ---------------------------
                                  --------------------------------------                    RESTRICTED        SECURITIES
                         FISCAL                           OTHER ANNUAL        STOCK         UNDERLYING        ALL OTHER
NAME                     YEAR     SALARY       BONUS    COMPENSATION (1)   AWARDS (2)       OPTIONS (2)      COMPENSATION
----                     ----     ------       -----    ----------------   ----------       -----------      ------------
Robert E. Wilson         2002    $ 102,585   $     --      $ 7,518         $      --             --         $   1,985
  President and Chief    2001      102,585         --        5,233                --             --             1,985
  Executive Officer      2000       93,800      4,150        4,888            15,624          3,360             1,915

_____________
(1) Consists of $7,518 of contributions by the Company to Mr. Wilson's account under the ESOP.
(2) As of December 31, 2002, Mr. Wilson held 1,344 shares of restricted stock which had a value of $28,224. Such shares vest over a 5-year period. As of December 31, 2002, 40% of such shares have vested.

     OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by the Chief Executive Officer at the end of fiscal year 2002. 1,344 options were exercised during the fiscal year ended December 31, 2002.

                                                              NUMBER OF                      VALUE OF
                                                        SECURITIES UNDERLYING               UNEXERCISED
                                                         UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                       SHARES                            AT FISCAL YEAR-END           AT FISCAL YEAR END (1)
                     ACQUIRED ON          VALUE       -------------------------      --------------------------
NAME                  EXERCISE          REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                  --------          --------      -------------------------      --------------------------
Robert E. Wilson        1,344            $15,624             -- / 2,016                  $   -- / $18,900

_____________
(1) Based on the difference between the closing sales price for the Common Stock on December 31, 2002 as reported on the OTC Bulletin Board ($21.00 per share) and the exercise price per share ($11.625 per share) multiplied by the number of shares subject to the option. Options are considered in-the-money if the fair market value of the underlying securities exceeds the exercise price.

     DIRECTOR COMPENSATION. Each of the directors (other than Mr. Wilson) is paid a fee of $700 ($725 for the Chairman) per regular monthly meeting of the Association's Board attended and are paid for one missed regular or annual meeting. In addition, they receive a fee of $100 per executive committee meeting attended. Directors also receive a fee of $150 per quarterly meeting of the Company's Board of Directors. Total aggregate fees paid to the current directors for the year ended December 31, 2002 were $51,875.

     In addition, directors are eligible to receive awards under the Company's 2000 Stock Option and Incentive Plan (the "Option Plan") and Management Recognition Plan ("MRP"). During the year ended December 31, 2002, Directors Hentschel, Silver, Stitt and LeBarge each received options to purchase 1,008 shares of Common Stock pursuant to the Option Plan and each also received an award of 80 shares of Common Stock under the MRP.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information regarding all persons known to the Company to have beneficially owned more than 5% of the Company's Common Stock as of December 31, 2002.

                                                                                       PERCENT OF SHARES
NAME AND ADDRESS                                  AMOUNT AND NATURE OF                  OF COMMON STOCK
OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP (1)                  OUTSTANDING
-------------------                             ------------------------               -----------------
Paul B. Lee, Jr.                                       8,500                                 6.40%
765 Meeks Road
Oakland, KY  42189

Edward Gruca                                           9,500                                 7.12%
Lourdes  Gruca
29450 Cedar Road
Pepper Pike, OH  44124

Peoples Bankcorp, Inc.                                10,751   (2)                           8.06%
Employee Stock Ownership Plan
825 State Street
Ogdensburg, NY  13669

Robert E. Hentschel                                    7,794   (3)                           5.84%
Jolanne K. Hentschel
3897 B State Highway 37
Ogdensburg, NY  13669

Anthony P. LeBarge, Sr.                               10,364   (3)                           7.77%
Evelyn M. LeBarge
92 Ross Road
Ogdensburg, NY  13669

George E. Silver                                      10,764   (3)                           8.07%
Jane B. Silver
306 Jay Street
Ogdensburg, NY  13669

Wesley L. Stitt                                        8,939   (3)                           6.70%
Janet A. Stitt
7 Annette Street
Heuvelton, NY  13654

Robert E. Wilson                                      13,497   (4)                           10.11%
Barbara R. Wilson
405 Proctor Avenue
Ogdensburg, NY  13669

__________
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.
(2) These shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The trustees of the Peoples Bankcorp, Inc. Employee Stock Ownership Plan (the "ESOP"), currently Directors Hentschel, LeBarge, Silver and Stitt, vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received generally are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by the Company's Board of Directors. As of the Record Date 4,300 shares had been allocated.
(3)  Does not include 6,451 unallocated shares held by the ESOP.
(4) Includes 1,515 shares allocated to Mr. Wilson's account under the ESOP, 269 shares granted under the MRP and 1,616 shares which may be purchased pursuant to the exercise of stock options.

     (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table provides information as of December 31, 2002 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) for each of its directors, the Company's Chief Executive Officer and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as voted otherwise.

                                                                    BENEFICIAL OWNERSHIP (1)
                                                                   --------------------------
                                                                                   PERCENTAGE
                                                                   NUMBER OF        OF SHARES
         NAME                                                       SHARES         OUTSTANDING
         ----                                                      ---------       -----------
         Robert E. Wilson                                           13,497 (2)        10.11%
         Anthony P. LeBarge, Sr.                                    10,364 (3)         7.77
         George E. Silver                                           10,764 (3)         8.07
         Robert E. Hentschel                                         7,794 (3)         5.84
         Wesley L. Stitt                                             8,939 (3)         6.70

         All directors and executive
             Officers as a group (6 persons)                        53,389 (3)(4)     40.01%

_________
(1) Includes stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual's household; stock allocated through certain employee benefit plans of the Company; stock in which the individual either has or shares voting and/or investment power and shares which the individual has the right to acquire at any time within 60 days of the Record Date. Each person or relative of such person whose shares are included herein exercises sole or shared voting and dispositive power as to the shares reported. The ESOP trustees, Directors Hentschel, LeBarge, Silver and Stitt, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Unallocated shares and allocated shares for which no timely direction is received are voted by the ESOP trustees in proportion to the participant-directed voting of allocated shares.
(2) Includes 1,515 shares allocated to Mr. Wilson's account under the ESOP and 269 shares granted under the MRP.
(3) Does not include 6,451 unallocated shares held by the ESOP. Includes 1,616 shares which may be purchased pursuant to the exercise of stock options.
(4) Includes 2,546 shares allocated to the accounts of executive officers under the ESOP.

     (c)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (d)  EQUITY COMPENSATION PLANS

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                (a)                            (b)                           (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                        warrants and rights       options, warrants and rights     reflected in column (a))
                                        -------------------       ----------------------------     ------------------------
Equity compensation plans                      6,048                         $11.625                        6,047
  approved by security holders

Equity compensation plans not                    --                            --                             --
  approved by security holders

Total

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     During the year ended December 31, 2002, certain officers and directors had loans from the Association in amounts exceeding $60,000. All of such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1)  Financial   Statements.   The  following   financial   statements  are
          incorporated by reference from Item 7:

               Independent Auditor's Report of Morrow & Poulsen, P.C. Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
               Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001
               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
               Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

     No.          Description
     --           -----------
     3.1     Certificate of Incorporation of Peoples Bankcorp, Inc.                                    *
     3.2     Bylaws of Peoples Bankcorp, Inc.                                                          *
     4       Form of Common Stock Certificate of Peoples Bankcorp, Inc.                                *
    10.1     Proposed Peoples Bankcorp, Inc. 1998 Stock Option and Incentive Plan                      *+
    10.2     Proposed Peoples Bankcorp, Inc. Management Recognition Plan and Trust Agreement           *+
    10.3     Employment Agreement between People's Bankcorp, Inc. and Robert E. Wilson                 *+
    10.4     Guaranty Agreement between People's Bankcorp, Inc. and Robert E. Wilson                   *+
    10.5     Employment Agreement between Ogdensburg Federal Savings and Loan Association
                 and Todd R. Mashaw                                                                    *+
    10.6     Amendment No. 1 to Employment Agreement between Ogdensburg Federal Savings
                  and Loan Association and Robert E. Wilson                                            **+
    10.7     Amendment No. 1 to Employment Agreement between Ogdensburg Federal Savings
                Loan Association and Todd R. Mashaw                                                    **+
    10.8     Amendment No. 2 to Employment Agreement between Ogdensburg Federal Savings
                Loan Association and Robert E. Wilson                                                  ***+
    10.9     Amendment No. 2 to Employment Agreement between Ogdensburg Federal Savings
                Loan Association and Todd R. Mashaw                                                    ***+
    21       Subsidiaries
    23       Consent of Morrow & Poulsen, P.C.
    99       Certification pursuant to 18 U.S.C. Section 1350

_____________
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-63625).
(**) Incorporated  herein by reference  from the  Registrant's  Annual Report on
     Form 10-KSB for the year ended December 31, 1999.
(***)Incorporated  herein by reference  from the  Registrant's  Annual Report on
     Form 10-KSB for the year ended December 31, 2000.
(+)  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by
         -------------------
the Company during the fourth quarter of fiscal year 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLES BANKCORP, INC.

March 28, 2003                        By: /s/ Robert E. Wilson
                                          ------------------------------------
                                          Robert E. Wilson
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Robert E. Wilson                                         March 28, 2003
------------------------------------------------
Robert E. Wilson
President and Chief Executive Officer
(Director and Principal Executive, Accounting
  and Financial Officer)




/s/ Robert E. Hentschel                                      March 28, 2003
------------------------------------------------
Robert E. Hentschel
(Director)


/s/ Anthony P. LeBarge, Sr.                                  March 28, 2003
------------------------------------------------
Anthony P. LeBarge, Sr.
(Director)


/s/ Wesley L. Stitt                                          March 28, 2003
------------------------------------------------
Wesley L. Stitt
Chairman of the Board
(Director)


/s/ George E. Silver                                         March 28, 2003
------------------------------------------------
George E. Silver
(Director)

                                  CERTIFICATION


     I, Robert E. Wilson, President, Chief Executive Officer of Peoples Bankcorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Peoples Bankcorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                /s/ Robert E. Wislon
                                --------------------------------------------
                                Robert E. Wilson
                                President, Chief Executive Officer and
                                Principal Financial Officer