Form 10QSB
period 2003-03-31
PEOPLES BANKCORP INC
filed 2003-05-14
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

Yes [X]                             No [ ]

As of  May  12,  2003,  the  latest  practicable  date,  136,912  shares  of the
registrant's   common  stock,   $.01  par  value  per  share,  were  issued  and
outstanding.

Transitional small business disclosure format (check one):

Yes [ ]                             No [X]

                          PART I. FINANCIAL STATEMENTS

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2003 (unaudited) and December 31, 2002..................... 3

         Consolidated Statements of Income for the Three Ended
         March 31, 2003 and 2002 (unaudited).................................. 4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2003 and 2002 (unaudited).................................. 5

         Notes to Consolidated Financial Statements........................... 7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 8

Item 3.  Controls and Procedures..............................................10


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


                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                      (In thousands, except per share data)

                                                                          March 31,             December 31,
                                                                           2003                    2002
                                                                        ----------              -----------
                                               ASSETS                                            (Audited)
Cash and Cash Equivalents:
    Cash and due from banks                                             $    5,302               $   2,652
    Interest-bearing deposits with other banks                               2,324                   1,739
                                                                        ----------               ---------
         Total Cash and Cash Equivalents                                     7,626                   4,391

Securities available-for-sale -- at fair value                               4,238                   6,051
Securities held-to-maturity (fair value of  $253 at (unaudited)
    March 31, 2003 and $877 at December 31, 2002)                              250                     865
Loans, net of deferred fees                                                 16,560                  17,070
Less - allowance for loan losses                                               380                     380
                                                                        ----------               ---------
         Net Loans                                                          16,180                  16,690

Premises and equipment, net                                                    388                     394
Federal Home Loan Bank stock, at cost - required by law                        184                     184
Accrued interest receivable                                                    116                     154
Other assets                                                                     5                      39
                                                                        ----------               ---------
TOTAL ASSETS                                                            $   28,987               $  28,768
                                                                        ==========               =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand accounts - non-interest bearing                              $      817               $     801
    Savings and club accounts - interest bearing                             3,257                   3,148
    Time certificates - interest bearing                                    17,806                  17,914
    NOW and money market accounts - interest bearing                         2,744                   2,553
         Total Deposits                                                     24,624                  24,416

Borrowed money                                                               1,000                   1,000
Advance payments by borrowers for property taxes and insurance                   2                       3
Other liabilities                                                              138                     121
                                                                        ----------               ---------
         Total Liabilities                                                  25,825                  25,540
                                                                        ----------               ---------
Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share, 500,000 shares
    authorized, no shares issued or outstanding                                 --                      --
  Common stock of $.01 par value, 3,000,000 shares
    authorized, 136,912 issued and 133,442 shares
    outstanding at March 31, 2003 and December 31, 2002                          1                       1
  Additional paid-in capital                                                 1,041                   1,041
  Retained earnings - substantially restricted                               2,221                   2,206
  Accumulated other comprehensive income                                        73                      93
  Loan to Employee Stock Ownership Plan                                        (65)                    (65)
  Common stock in treasury, at cost (3,470 shares at
    March 31, 2003 and 3,470 shares December 31, 2002)                         (48)                    (48)
                                                                        ----------               ---------
         Total Stockholders' Equity                                          3,223                   3,228
                                                                        ----------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   28,987               $  28,768
                                                                        ==========               =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (In thousands, except per share data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ---------------------
                                                                                 2003           2002
                                                                                ------         ------
Interest income
  Loans                                                                         $  309         $  361
  Securities                                                                        69            120
  Other short-term investments                                                      14              8
                                                                                ------         ------
         Total interest income                                                     392            489
                                                                                ------         ------

Interest expense:
  Deposits                                                                         163            238
  Borrowings                                                                         8              9
                                                                                ------         ------
         Total interest expense                                                    171            247
                                                                                ------         ------

         Net interest income                                                       221            242

Provision for loan losses                                                            2              9
                                                                                ------         ------

         Net interest income after provision
              for loan losses                                                      219            233

Non-interest income:
  Gain on sale of available for sale securities                                     --             11
  Service charges                                                                    4              7
  Other                                                                              8              4
                                                                                ------         ------
         Total non-interest income                                                  12             22
                                                                                ------         ------
Non-interest expense:
  Salaries and employee benefits                                                    97             85
  Director fees                                                                     21             18
  Building, occupancy and equipment                                                 18             16
  Data processing                                                                   12             11
  Postage and supplies                                                               5              5
  Deposit insurance premium                                                          2              1
  Insurance                                                                          4              3
  Other                                                                             53             22
                                                                                ------         ------
         Total non-interest expense                                                212            161
                                                                                ------         ------
         Income before income tax expense                                           19             94

Income tax expense                                                                   4             25
                                                                                ------         ------
         Net income                                                             $   15         $   69
                                                                                ======         ======
Earnings per share
  Basic                                                                         $  .12         $  .56
  Diluted                                                                       $  .11         $  .52
  Weighted average shares outstanding                                              133            132

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                --------------------------
                                                                                  2003             2002
                                                                                --------         ---------
Cash flows from operating activities:
  Net income                                                                    $     15         $      69
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                     6                 6
     (Increase) decrease in accrued interest receivable                               38                (5)
     Provision for loan losses                                                         2                 9
     Net amortization (accretion) of premium/discounts                                54                (5)
     Increase (decrease) in other liabilities                                         (3)               24
     Increase (decrease) in other assets                                              34                (6)
                                                                                --------         ---------
         Net cash provided by operating activities                                   146                92
                                                                                --------         ---------
Cash flows from investing activities:
  Net decrease in loans                                                              508             1,339
  Purchases of securities available-for-sale                                                        (1,250)
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                               1,774               983
  Purchases of securities held-to-maturity                                                            (600)
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   600               500
  Purchase of FHLB stock                                                              --               (21)
  Purchase of fixed assets                                                                              --
  Sale of foreclosed real estate                                                                        45
                                                                                --------         ---------
         Net cash provided (used) by investing activities                          2,882               996
                                                                                --------         ---------
Cash flows from financing activities:
  Increase in deposits                                                               268               577
  Borrowings from FHLB                                                                --                --
  Repayments to FHLB                                                                  --                --
  Decrease in advance payments and borrowers for
     property taxes and insurance                                                     (1)               --
  Cash dividends paid on common stock                                                                   --
  Payments to acquire treasury stock                                                  --               (10)
  Issuance of common stock upon exercise of options                                   --                --
                                                                                --------         ---------
         Net cash provided by financing activities                                   207               567

Net increase in cash and cash equivalents                                          3,235             1,655
Cash and cash equivalents at beginning of period                                   4,391             2,048
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $  7,626         $   3,703
                                                                                ========         =========

                                                                                               (continued)

                             PEOPLES BANKCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   Three months ended March 31, 2003 and 2002
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                --------------------------
                                                                                  2003              2002
                                                                                --------          --------
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
    Loans transferred to real estate owned through foreclosure                  $     --           $    39
    Additions to real estate owned                                                    --                --
    Treasury stock utilized for MRP                                                   --                --

  Cash paid during the period for:
     Interest                                                                        171               247
     Income taxes                                                                     --                26
                                                                                ========           =======

                             PEOPLES BANKCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002


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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets at March 31, 2003 amounted to $29.0 million, a $219,000 or 0.76% increase from December 31, 2002's level of $28.8 million. The increase in total assets was centered in a $3.2 million or 73.67% increase in cash and cash equivalents, partially offset by a $510,000 or 3.06% decrease in net loans and a $615,000 or 71.10% decrease in securities held to maturity. Total liabilities at March 31, 2003 increased from $25.5 million at December 31, 2002 to $25.8 million. Deposits, which comprise the majority of total liabilities, amounted to $24.6 million at March 31, 2003, up from $24.4 million at December 31, 2002 for an increase of $208,000, or 0.85% with increases in all categories of deposits other than time certificates. Total stockholders' equity at March 31, 2003 amounted to $3.2 million as compared to $3.2 million at December 31, 2002.
Retained earnings increased $15,000, while accumulated other comprehensive income decreased $20,000 and paid in capital remained the same. At March 31, 2003 the Association was in compliance with all applicable regulatory capital requirements with core and tangible capital of $2.7 million (9.53% of adjusted total assets) and total risk based capital of $2.9 million (23.99% of risk weighted assets).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME. Net income for the three months ended March 31, 2003 amounted to $15,000 as compared to $69,000 for the three months ended March 31, 2002. The $54,000 or 78.26% decrease was due to the combined effects of an $76,000 decrease in total interest expense, a decrease in total non-interest income of $10,000 and a $97,000 decrease in total interest income due to prepayment on GNMA and calls of securities available for sale and securities held to maturity.

NET INTEREST INCOME. Net interest income before provision for loan losses decreased by $21,000, or 8.68%, from $242,000 for the three months ended March 31, 2002 to $221,000 for the three months ended March 31, 2003. The decrease in net interest income was primarily due to a $76,000 decrease in interest expense as compared to the three months ended March 31, 2002, offset by a $97,000 decrease in total interest income. The decrease in interest expense was due to a $75,000 decrease in interest on deposits which reflected the decrease in interest rates during the first quarter of 2003 as compared to the same period in 2002. The decrease in interest income was primarily due to a $51,000 decrease in interest from securities due to prepayment of securities available for sale and securities held to maturity.

PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2003, the Company made a $2,000 provision for loan losses as compared to a provision of $9,000 or the same period in 2002. The lower provision in 2003 reflected the level of charge-offs during that period.

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

NON-INTEREST INCOME. Non-interest income for the three months ended March 31, 2003 amounted to $12,000 as compared to $22,000 for the three months ended March 31, 2002 with the decrease attributable to the sale of a GNMA security during the three months ended March 31, 2002, which did not occur for the same period in 2003.

NON-INTEREST EXPENSES. Non-interest expenses for the first quarter of 2003 totaled $212,000, up from $161,000 for the first quarter of 2002 with the increase primarily due to the combined effects of a $12,000 increase in salaries and employee benefits, a $3,000 increase in directors' fees and a $31,000 increase in miscellaneous expenses, which was mainly due to the balance paid for environmental cleanup on banking premises.

INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2003 amounted to $4,000, a $21,000 decrease from the same period in 2002 with the decrease primarily attributable to an decrease in pre-tax income. The Company's effective tax rates for the respective periods were 23.0% and 27.0%.

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


                                   PEOPLES BANKCORP, INC.



Date: May __, 2003                 By: /s/ Robert E. Wilson
                                       ---------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)

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

Date: May __, 2003


                             /s/ Robert E. Wilson
                             -----------------------------------------------
                             Robert E. Wilson
                             President and Chief Executive Officer and Chief Financial Officer