Form 10QSB
period 2003-06-30
PEOPLES BANKCORP INC
filed 2003-08-13
CIK 1070243

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------
                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to _______________

                           Commission File No. 0-25217
                                               -------
                             PEOPLES BANKCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             16-1560886
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

825 State Street, Ogdensburg, New York                           13669
-------------------------------------------------------------------------------
(Address of principal                                         (Zip Code)
executive office)

         Issuer's telephone number, including area code: (315) 393-4340

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                                               No   [ ]

As of August 13, 2003, the latest practicable date, 134,035 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes  [X]                                               No   [ ]

                          PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

        Consolidated  Statements  of  Financial  Condition as of
         June 30, 2003 (unaudited) and December 31, 2002...................... 3

        Consolidated Statements of Income for the Three and
         Six Ended June 30, 2003 (unaudited) and
         June 30, 2002 (unaudited)............................................ 4

        Consolidated  Statements of Cash Flows for the Six Months
         Ended June 30, 2003 (unaudited) and June 30, 2002
         (unaudited).......................................................... 5

        Notes to Unaudited Consolidated Financial Statements.................. 7


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 8

Item 3. Controls and Procedures...............................................10


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


                                   SIGNATURES

                          PART I. FINANCIAL STATEMENTS

                             PEOPLES BANKCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                  (Dollars in thousands, except per share data)

                                                                          June 30,               December 31,
                                                                            2003                     2002
                                                                        -------------            -------------
                                               ASSETS                   (Unaudited)

Cash and Cash Equivalents:
    Cash and due from banks                                             $    9,042               $   2,652
    Interest-bearing deposits with other banks                                 516                   1,739
                                                                        ----------               ---------
         Total Cash and Cash Equivalents                                     9,558                   4,391

Securities available-for-sale -- at fair value                               2,900                   6,051
Securities held-to-maturity (fair value of  $14 at (unaudited)
    June 30, 2003 and $877 at December 31, 2002)                                14                     865
Loans, net of deferred fees                                                 16,104                  17,070
Less - allowance for loan losses                                               380                     380
                                                                        ----------               ---------
         Net Loans                                                          15,724                  16,690

Premises and equipment, net                                                    382                     394
Federal Home Loan Bank stock, at cost - required by law                        167                     184
Accrued interest receivable                                                     98                     154
Other assets                                                                     2                      39
                                                                        ----------               ---------
TOTAL ASSETS                                                            $   28,845               $  28,768
                                                                        ==========               =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand accounts - non-interest bearing                              $    1,033               $     801
    Savings and club accounts - interest bearing                             3,364                   3,148
    Time certificates - interest bearing                                    17,199                  17,914
    NOW and money market accounts - interest bearing                         2,881                   2,553
                                                                        ----------               ---------
         Total Deposits                                                     24,477                  24,416
                                                                        ----------               ---------

Borrowed money                                                               1,000                   1,000
Advance payments by borrowers for property taxes and insurance                   3                       3
Other liabilities                                                              208                     121
                                                                        ----------               ---------
         Total Liabilities                                                  25,688                  25,540
                                                                        ----------               ---------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock $.01 par value per share, 500,000 shares
    authorized, no shares issued or outstanding                                 --                      --
  Common stock of $.01 par value, 3,000,000 shares
    authorized, 134,035 issued and 134,035 shares
    outstanding at June 30, 2003 and December 31, 2002                           1                       1
  Additional paid-in capital                                                 1,048                   1,041
  Retained earnings - substantially restricted                               2,173                   2,206
  Accumulated other comprehensive income                                        48                      93
  Loan to Employee Stock Ownership Plan                                        (65)                    (65)
  Common stock in treasury, at cost (3,470 shares at
    June 30, 2003 and 3,470 shares December 31, 2002)                          (48)                    (48)
                                                                        ----------               ---------
         Total Stockholders' Equity                                          3,157                   3,228
                                                                        ----------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   28,845               $  28,768
                                                                        ==========               =========

See accompanying notes to consolidated financial statements.

                             PEOPLES BANKCORP, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                  (Dollars in thousands, except per share data)

                                                           Three Months Ended                Six Months Ended
                                                                  June 30,                        June 30,
                                                     -------------------------------    ----------------------------
                                                       2003              2002             2003              2002
                                                     --------          --------         --------          --------
                                                                             (Unaudited)
Interest income:
  Loans                                              $     289         $     342        $     598         $     703
  Securities                                                36               131              105               251
  Other short-term investments                              21                 6               35                14
                                                     ---------         ---------        ---------         ---------
         Total interest income                             346               479              738               968
                                                     ---------         ---------        ---------         ---------

Interest expense:
  Deposits                                                 152               218              315               456
  Borrowings                                                 8                 8               16                17
                                                     ---------         ---------        ---------         ---------
         Total interest expense                            160               226              331               473
                                                     ---------         ---------        ---------         ---------

         Net interest income                               186               253              407               495

Provision for loan losses                                    4                12                6                21
                                                     ---------         ---------        ---------         ---------

         Net interest income after provision
              for loan losses                              182               241              401               474
                                                     ---------         ---------        ---------         ---------

Non-interest income:
  Gain on sale of available for sale securities             --                --               --                11
  Service charges                                            5                 6                9                13
  Other                                                      5                 9               13                13
                                                     ---------         ---------        ---------         ---------
         Total non-interest income                          10                15               22                37
                                                     ---------         ---------        ---------         ---------

Non-interest expense:
  Salaries and employee benefits                            96                86              193               171
  Director fees                                             20                23               41                41
  Building, occupancy and equipment                         20                16               38                32
  Data processing                                           12                11               24                22
  Postage and supplies                                       6                 9               11                14
  Deposit insurance premium                                  1                 1                3                 2
  Insurance                                                  4                 3                8                 6
  Other                                                     91                43              144                65
                                                     ---------         ---------        ---------         ---------
         Total non-interest expense                        250               192              462               353
                                                     ---------         ---------        ---------         ---------

         Income before income tax expense                  (58)               64              (39)              158

Income tax expense                                          (9)               37               (6)               62
                                                     ---------         ---------        ---------         ---------

         Net income                                  $     (49)        $      27        $     (33)        $      96
                                                     =========         =========        =========         =========

Earnings per share
  Basic                                              $    (.36)        $    .22         $    (.24)        $    .77
  Diluted                                            $    (.35)        $    .21         $    (.23)             .73
  Weighted average shares outstanding                                       132                                132

See accompanying notes to consolidated financial statements.


                             PEOPLES BANKCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                             (Dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                  2003             2002
                                                                                --------         --------
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                                    $    (33)        $      96
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                    12                11
     Decrease (increase) in accrued interest receivable                               56               (23)
     Provision for loan losses                                                         6                21
     Net amortization (accretion) of premium/discounts                               (17)              (18)
     Increase in other liabilities                                                    94               138
     (Increase) Decrease in other assets                                              37                (2)
                                                                                --------         ---------
         Net cash provided by operating activities                                   155               223
                                                                                --------         ---------

Cash flows from investing activities:
  Net decrease in loans                                                              960             1,284
  Purchases of securities available-for-sale                                          --            (3,250)
  Proceeds from maturities and principal reductions
    of securities available-for-sale                                               3,123             1,376
  Purchases of securities held-to-maturity                                            --              (600)
  Proceeds from maturities and principal reductions
    of securities held-to-maturity                                                   851             1,255
  (Purchase) Sale of FHLB stock                                                       17               (21)
  Purchase of fixed assets                                                                              --
  Sale of foreclosed real estate                                                      --                76
                                                                                --------         ---------
         Net cash provided (used) by investing activities                          4,951               120
                                                                                --------         ---------

Cash flows from financing activities:
  Increase in deposits                                                                61               254
  Borrowings from FHLB                                                                --                --
  Repayments to FHLB                                                                  --                --
  Loan payment received from Employee Stock Ownership Plan                            --                --
  Decrease in advance payments from borrowers for property
      taxes and insurance                                                             --                --
  Cash dividends paid on common stock                                                 --                --
  Payments to acquire treasury stock                                                  --               (10)
  Issuance of common stock upon exercise of options                                   --                16
                                                                                --------         ---------
         Net cash provided by financing activities                                    61               260
                                                                                --------         ---------

Net increase in cash and cash equivalents                                          5,167               603
Cash and cash equivalents at beginning of period                                   4,391             2,048
                                                                                --------         ---------
Cash and cash equivalents at end of period                                      $  9,558         $   2,651
                                                                                ========         =========

                                                                                                     (continued)

                             PEOPLES BANKCORP, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                             (Dollars in thousands)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                  2003             2002
                                                                                --------         --------
                                                                                      (Unaudted)
Supplemental Disclosure of Cash Flow Information:
  Non-cash investing activities:
     Loans transferred to real estate owned through foreclosure                 $     --         $      70
     Additions to real estate owned                                                   --                --
     Treasury stock utilized for MRP                                                  --                --

  Cash paid during the period for:
     Interest                                                                        331               473
     Income taxes                                                                     --                69
                                                                                ========         =========


                                       6

                             PEOPLES BANKCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2003 and June 30, 2002


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


CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses to be its critical accounting policy. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets at June 30, 2003 amounted to $28.9 million, a $77,000 or .27% increase from December 31, 2002's level of $28.8 million. The increase in total assets was centered in a $5.2 million or 118% increase in cash and cash equivalents, partially offset by a $1 million or 6.0% decrease in net loans and a $4 million or 57.9% decrease in securities. Total liabilities at June 30, 2003 increased from $25.5 million at December 31, 2002 to $25.7 million. Deposits, which comprise the majority of total liabilities, amounted to $24.5 million at June 30, 2003, up from $24.4 million at December 31, 2002 for an increase of $61,000, or .25% with increases in all categories of deposits other than time certificates. Total stockholders' equity at June 30, 2003 amounted to $3.2 million as compared to $3.2 million at December 31, 2002. Retained earnings decreased $33,000, while accumulated other comprehensive income decreased $45,000 and paid in capital increased $7,000. At June 30, 2003 the Association was in compliance with all applicable regulatory capital requirements with core and tangible capital of $2.7 million (9.50% of adjusted total assets) and total risk based capital of $2.8 million (24.11% of risk weighted assets).


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME. Net income for the three months ended June 30, 2003 amounted to ($49,000) as compared to $27,000 for the three months ended June 30, 2002. The $76,000 or 281% decrease was due to the combined effects of a $133,000 decrease in interest income, a decrease in interest expense and an increase in non-interest expense. For the six months ended June 30, 2003, net income amounted to ($33,000) as compared to $96,000 for the six months ended June 30, 2002,with the $129,000 or 134% decrease attributable to the aforementioned factors.

NET INTEREST INCOME. Net interest income before provision for loan losses decreased by $67,000, or 26.4%, to $186,000 for the three months ended June 30, 2003 from $253,000 for the three months ended June 30, 2002.

The decrease in net interest income was primarily due to a $133,000 decrease in interest income offset by a $66,000 decrease in interest expense. The decrease in interest expense and interest income was reflective of interest rates decreasing. For the six months ended June 30, 2003, net interest income before provision for loan losses amounted to $407,000, down from $495,000 for the first half of fiscal year 2002 for a decrease of $88,000 with the change due to the aforementioned factors.

PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2003, the Company made a $4,000 provision for loan losses as compared to a provision of $12,000 or the same period in 2002. The lower provision in 2003 reflected the level of charge-offs during that period. For the six months ended June 30, 2003 the Company made a $6,000 provision for loan losses as compared to a $21,000 provision for the same period in 2002.

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

NON-INTEREST INCOME. Non-interest income for the three months ended June 30, 2003 amounted to $10,000 as compared to $15,000 for the three months ended June 30, 2002 with the decrease due to a $5,000 decrease in service charges and other non interest income combined. For the six months ended June 30, 2003, non-interest income amounted to $22,000 as compared to $37,000 for the six months ended June 30, 2002 with the decrease due to an $11,000 decrease in gains on sales of available for sale securities and a $4,000 decrease in service charges.

NON-INTEREST EXPENSES. Non-interest expenses for the second quarter of 2003 totaled $250,000, up from $192,000 for the second quarter of 2002 with the increase mainly due to a $48,000 increase in other non-interest expenses and a $10,000 increase in salaries and employee benefits. For the six months ended June 30, 2003, non-interest expenses totaled $462,000 which was a $109,000 increase as compared to the first half of fiscal year 2002. The increase in the first half of fiscal year 2003 was due to the aforementioned factors.

INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2003 amounted to $9,000, a $46,000 decrease from the same period in 2002 with the increase primarily attributable to an increase in pre-tax income. The Company's effective tax rates for the respective periods were (15)% and 57.81%. For the six months ended June 30, 2003, income tax expense amounted to $6,000, down from $62,000 for the same period in 2002 with the increase primarily due to the increased level of pre-tax income. The Company's effective tax rates for the first half of fiscal years 2003 and 2002 were (15)% and 39.24%, respectively.

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

Item 3.      CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1   .        Legal Proceedings
                  -----------------

                  None.

ITEM 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

                  Not applicable.

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

ITEM 5.           Other Information
                  -----------------

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  Exhibits:

                  31    Rule 13a-14(a) Certification
                  32    Section 1350 Certifications

                  Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on
May 14, 2003, announcing that it had entered into an Agreement and Plan of Merger dated May 6, 2003, with Community Bank System, Inc. and
PB Acquisition Corp.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEOPLES BANKCORP, INC.



Date: August 13, 2003               By:/s/Robert E. Wilson
                                       -----------------------------------------
                                       Robert E. Wilson
                                       President and Chief Executive Officer
                                       (Duly Authorized and Principal Executive,
                                       Accounting and Financial Officer)